Form 10-Q
period 2014-06-30
Cavendish Futures Fund LLC
filed 2014-08-14
CIK 1562622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to          .

Commission File Number 000-54670

CAVENDISH FUTURES FUND LLC

(Exact name of registrant as specified in its charter)

Delaware	38-3849454
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o UBS Alternatives LLC

1285 Avenue of the Americas, 13th Floor

New York, New York 10019

(Address of principal executive offices) (Zip Code)

(212) 713-3234

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of the chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒

As of July 31, 2014, 74,348.028 Limited Liability Company Redeemable Units were outstanding.

CAVENDISH FUTURES FUND LLC

Form 10-Q

Index

		Page
		Number

PART I — Financial Information:
Item 1.	Financial Statements:

	Statements of Financial Condition at June 30, 2014 (unaudited) and December 31, 2013	3

	Statements of Operations and Changes in Members’ Capital for the three months ended June 30, 2014 and 2013, the six months ended June 30, 2014 and the period from February 19, 2013 (commencement of trading operations) to June 30, 2013 (unaudited)	4

	Notes to Financial Statements, including the Financial Statements of Sydling WNT Master Fund LLC (unaudited)	5 – 17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17 – 19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20 – 21

Item 4.	Controls and Procedures	21

PART II — Other Information		22 – 24

Exhibits
Exhibit 31.1 — Certification

Exhibit 31.2 — Certification

Exhibit 32.1 — Certification

Exhibit 32.2 — Certification

Exhibit 101.INS — XBRL Instance Document

Exhibit 101.SCH — XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL — XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.LAB — XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE — XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit 101.DEF — XBRL Taxonomy Extension Definition Document.

PART I

Item 1.  Financial Statements

Cavendish Futures Fund LLC

Statements of Financial Condition

	(Unaudited)
	June 30, 2014	December 31, 2013
ASSETS

Investment in Sydling WNT Master Fund LLC, at fair value (cost $67,375,046 and $44,508,580, respectively)	$73,081,297	$47,033,777
Cash	5,118,206	3,617,100
Receivable from Sydling WNT Master Fund LLC	1,074,893	649,774
Total Assets	$79,274,396	$51,300,651

LIABILITIES

Subscriptions received in advance	$4,973,020	$3,537,500
Redemptions payable	198,313	98,738
Incentive fee payable	724,094	449,717
Accrued expenses:
Advisory fees	92,659	59,577
Administrative fees	30,886	19,859
Professional fees and other expenses	121,169	93,917
Organizational costs	105,915	105,915
Total Liabilities	6,246,056	4,365,223

MEMBERS’ CAPITAL

Member Designee (25.000 Redeemable Units)	26,458	25,714
Non-Managing Members (68,979.256 and 45,606.512 Redeemable Units)	73,001,882	46,909,714

Total Members’ Capital	73,028,340	46,935,428
Total Liabilities and Members’ Capital	$79,274,396	$51,300,651
Members’ Capital per Redeemable Unit (based on 69,004.256 and 45,631.512 Redeemable Units)	$1,058.32	$1,028.57

See accompanying notes to financial statements.

Cavendish Futures Fund LLC

Statements of Operations and Changes in Members’ Capital

(Unaudited)

				For the period from
				February 19, 2013
				(commencement of
	Three Months Ended	Three Months Ended	Six Months Ended	trading operations) to
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

INVESTMENT INCOME

Interest allocated from Sydling WNT Master Fund LLC	$5,704	$2,646	$11,058	$4,791

EXPENSES

Expenses allocated from Sydling WNT Master Fund LLC	669,850	349,996	1,182,810	489,160
Incentive fees	724,094	(82,202)	724,094	—
Advisory fees	270,264	134,656	474,685	180,176
Administrative fees	90,088	44,886	158,228	60,059
Professional fees and other expenses	64,125	57,955	122,250	96,591
Organizational expenses	—	—	—	181,566
Total Expenses	1,818,421	505,291	2,662,067	1,007,552

NET INVESTMENT (LOSS)	(1,812,717)	(502,645)	(2,651,009)	(1,002,761)

TRADING RESULTS

Net realized gain/(loss) allocated from Sydling WNT Master Fund LLC	3,809,836	(746,022)	4,957,233	(420,733)
Net change in unrealized appreciation/(depreciation) allocated from Sydling WNT Master Fund LLC	715,198	208,985	(306,026)	548,330
Total Trading Results	4,525,034	(537,037)	4,651,207	127,597

Net income/(loss)	2,712,317	(1,039,682)	2,000,198	(875,164)

Subscriptions — Non-managing Members	8,896,270	11,809,814	25,777,250	38,541,189
Redemptions — Non-managing Members	(1,235,550)	—	(1,684,536)

Net increase in Members’ Capital	10,373,037	10,770,132	26,092,912	37,666,025

Members’ Capital, beginning of period	$62,655,303	$26,895,893	$46,935,428	$—

Members’ Capital, end of period	$73,028,340	$37,666,025	$73,028,340	$37,666,025

Net income/(loss) per Redeemable Unit	$40.56	$(19.45)	$29.75	$(13.59)

Weighted average Redeemable Units outstanding	66,680.998	33,752.522	56,484.481	20,976.628

See accompanying notes to financial statements.

Cavendish Futures Fund LLC

Notes to Financial Statements

June 30, 2014

(Unaudited)

1.  General

Cavendish Futures Fund LLC (the “Fund”) is a Delaware limited liability company formed on August 7, 2012.  Trading operations of the Fund commenced on February 19, 2013.  The Fund’s investment objective is to achieve capital appreciation through speculative trading in U.S. and international futures, options on futures and forward markets.  The Fund may also engage in swap and other derivative transactions upon approval of Sydling Futures Management LLC (“Sydling”).  The Fund privately and continually offers redeemable units of limited liability company interest in the Fund (“Redeemable Units”) to qualified investors and subscriptions are generally accepted monthly.  There is no maximum number of Redeemable Units that may be sold by the Fund.  The Fund invests substantially all of its assets in the Sydling WNT Master Fund LLC (“Master Fund”), also a Delaware limited liability company, which has the same investment objective as the Fund.  The Master Fund’s Statements of Financial Condition, including Condensed Schedules of Investments and Statement of Operations and Changes in Members’ Capital are included herein.  The percentage of the Master Fund’s capital owned by the Fund at June 30, 2014 and December 31, 2013 was 100%.  The performance of the Fund is directly affected by the performance of the Master Fund.

The Fund is member managed for purposes of Delaware law.  Pursuant to the Fund’s limited liability company agreement, as may be amended from time to time (the “LLC Agreement”), the members of the Fund (each, a “Member” and collectively, the “Members”) have appointed Sydling to act as the Fund’s commodity pool operator and trading manager.  Sydling is registered with the Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator and a commodity trading advisor and is a member of the National Futures Association (“NFA”) effective August 10, 2011.  Sydling, a wholly owned subsidiary of UBS Alternatives LLC, was formed on August 4, 2011.  UBS Alternatives LLC is a wholly owned subsidiary of UBS Americas Inc. which ultimately is a wholly owned subsidiary of UBS AG.

BNY Mellon Investment Servicing (US) Inc. serves as administrator of the Fund.

Winton Capital Management Limited (the “Advisor”) serves as the trading advisor to the Fund and the Master Fund.

Sydling and each Member share in the profits and losses of the Fund, after the allocation to the Special Member, if any, in proportion to the amount of limited liability company interest owned by each except that no Member shall be liable for obligations of the Fund in excess of such member’s capital contribution and profits, if any, net of distributions and losses, if any.

The accompanying financial statements and notes are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read in conjunction with the financial statements and notes included in the Fund’s Form 10 filed with the Securities and Exchange Commission (the “SEC”).

The preparation of financial statements and accompanying notes in conformity with U.S. GAAP requires Sydling to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in financial statements and accompanying notes. As a result, actual results could differ from these estimates.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

The Master Fund’s Statement of Financial Condition and Condensed Schedules of Investments as of June 30, 2014 and December 31, 2013 and Statement of Operations and Changes in Members’ Capital for the three months ended June 30, 2014 and 2013, the six months ended June 30, 2014 and the period from February 19, 2013 (commencement of trading operations) to June 30, 2013 are presented below:

Sydling WNT Master Fund LLC

Statements of Financial Condition

	(Unaudited)
	June 30, 2014	December 31, 2013

ASSETS

Cash (including restricted cash of $10,740,187 and $5,352,928, respectively)	$72,628,756	$45,760,991
Net unrealized appreciation on open futures contracts	1,790,914	2,096,940
Interest receivable	6,887	434
Total Assets	$74,426,557	$47,858,365

LIABILITIES AND MEMBER’S CAPITAL

Redemptions payable	$1,074,893	$649,774
Accrued expenses:
Brokerage fees	216,922	139,484
Professional fees and other expenses	53,445	35,330
Total Liabilities	1,345,260	824,588

MEMBER’S CAPITAL

Non-Managing Members	73,081,297	47,033,777
Total Member’s Capital	73,081,297	47,033,777
Total Liabilities and Member’s Capital	$74,426,557	$47,858,365

Sydling WNT Master Fund LLC

Condensed Schedule of Investments

June 30, 2014

(Unaudited)

			Percent of
Number of			Member’s
Contracts		Fair Value	Capital
	FUTURES CONTRACTS OWNED
659	CURRENCIES	$820,576	1.12%
149	ENERGY	29,586	0.04%
3,330	FINANCIALS	1,689,334	2.31%
361	GRAINS	(592,718)	(0.81)%
1,024	INDEX	217,509	0.30%
17	MATERIALS	(39,440)	(0.05)%
64	MEATS	336,038	0.46%
101	METALS	146,566	0.20%
	TOTAL FUTURES CONTRACTS OWNED	2,607,451	3.57%
	FUTURES CONTRACTS SOLD
(182)	CURRENCIES	(275,170)	(0.38)%
(21)	ENERGY	(3,541)	(0.00)%
(79)	FINANCIALS	(1,025)	(0.00)%
(72)	GRAINS	12,607	0.02%
(3)	INDEX	(2,689)	(0.00)%
(1)	INDUSTRIALS	88	0.00%
(135)	METALS	(546,807)	(0.75)%
	TOTAL FUTURES CONTRACTS SOLD	(816,537)	(1.11)%
	TOTAL FUTURES CONTRACTS	1,790,914	2.46%
	OTHER ASSETS IN EXCESS OF OTHER LIABILITIES	71,290,383	97.54%
	TOTAL MEMBER’S CAPITAL	$73,081,297	100.00%

Percentages shown represent a percentage of member’s capital as of June 30, 2014.

Sydling WNT Master Fund LLC

Condensed Schedule of Investments

December 31, 2013

			Percent of
Number of			Member’s
Contracts		Fair Value	Capital
	FUTURES CONTRACTS OWNED
360	CURRENCIES	$229,915	0.49%
50	ENERGY	38,510	0.08%
1,399	FINANCIALS	(426,526)	(0.91)%
99	GRAINS	(55,735)	(0.12)%
583	INDEX	1,610,343	3.42%
1	INDUSTRIALS	(396)	0.00%
19	MEATS	(18,890)	(0.04)%
17	METALS	(26,527)	(0.06)%
	TOTAL FUTURES CONTRACTS OWNED	1,350,694	2.86%
	FUTURES CONTRACTS SOLD
(266)	CURRENCIES	287,677	0.61%
(21)	ENERGY	(29,917)	(0.06)%
(115)	FINANCIALS	44,050	0.09%
(236)	GRAINS	273,141	0.58%
(3)	INDEX	(250)	0.00%
(4)	MATERIALS	(10,675)	(0.02)%
(11)	MEATS	(5,920)	(0.01)%
(52)	METALS	188,140	0.40%
	TOTAL FUTURES CONTRACTS SOLD	746,246	1.59%
	TOTAL FUTURES CONTRACTS	2,096,940	4.45%
	OTHER ASSETS IN EXCESS OF OTHER LIABILITIES	44,936,837	95.55%
	TOTAL MEMBER’S CAPITAL	$47,033,777	100.00%

Percentages shown represent a percentage of member’s capital as of December 31, 2013.

Sydling WNT Master Fund LLC

Statements of Operations and Changes in Member’s Capital

(Unaudited)

				For the period from
				February 19, 2013
				(commencement of
	Three Months Ended	Three Months Ended	Six Months Ended	trading operations) to
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

INVESTMENT INCOME

Interest income	$5,704	$2,646	$11,058	$4,791

EXPENSES

Brokerage, clearing and transaction fees	649,600	326,815	1,142,310	438,569
Professional fees	20,250	23,181	40,500	38,636
Organizational expenses	—	—	—	11,955
Total Expenses	669,850	349,996	1,182,810	489,160

NET INVESTMENT (LOSS)	(664,146)	(347,350)	(1,171,752)	(484,369)

NET REALIZED AND UNREALIZED GAIN/(LOSS) FROM DERIVATIVE INSTRUMENTS

Net realized gain/(loss) from futures	3,809,836	(746,022)	4,957,233	(420,733)
Net change in unrealized appreciation/(depreciation) on futures	715,198	208,985	(306,026)	548,330
Net Realized and Unrealized Gain/(Loss) from Derivative Instruments	4,525,034	(537,037)	4,651,207	127,597

Net income/(loss)	3,860,888	(884,387)	3,479,455	(356,772)

INCREASE/(DECREASE) IN MEMBER’S CAPITAL FROM CAPITAL TRANSACTIONS

Subscriptions	8,896,270	11,809,814	25,777,250	38,541,189
Redemptions	(2,406,817)	(260,192)	(3,209,185)	(374,652)

Net Increase in Member’s Capital Derived from Capital Transactions	6,489,453	11,549,622	22,568,065	38,166,537
Net Increase in Member’s Capital	10,350,341	10,665,235	26,047,520	37,809,765
Member’s Capital, Beginning of Period	62,730,956	27,144,530	47,033,777	—
Member’s Capital, End of Period	$73,081,297	$37,809,765	$73,081,297	$37,809,765

2.              Financial Highlights

Changes in the net asset value per Redeemable Unit for the periods ended June 30, 2014 and 2013 are as follows:

				For the period from
				February 19, 2013
				(commencement
	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	of trading operations) to June 30, 2013
Per share operating performance: (a)
Members’ capital per Redeemable Unit, beginning of period	$1,017.76	$1,005.86	$1,028.57	$1,000.00
Income/(loss) from investment operations:
Net investment (loss) including incentive fee	(26.79)	(14.29)	(42.83)	(33.06)
Net realized and unrealized gain/(loss) from investment activities (b)	67.35	(5.16)	72.58	19.47
Total from investment operations	40.56	(19.45)	29.75	(13.59)
Members’ capital per Redeemable Unit, end of period	$1,058.32	$986.41	$1,058.32	$986.41

Ratio/Supplemental Data: (c)
Ratio of net investment loss to average Members’ capital	(10.53)%	(6.03)%	(8.79)%	(7.79)%
Ratio of total expenses to average Members’ capital	6.36%	7.04%	6.43%	7.83%
Ratio of incentive fee to average Members’ capital	4.21%	(0.99)%	2.40%	—%
Ratio of total expenses and incentive fee to average Members’ capital	10.57%	6.05%	8.83%	7.83%

Total return before incentive fee	5.04%	(2.18)%	4.09%	(1.36)%
Incentive fee	(1.05)	0.25	(1.20)	—%
Total return after incentive fee	3.99%	(1.93)%	2.89%	(1.36)%

Members’ capital at end of period	$73,028,340	$37,666,025	$73,028,340	$37,666,025

The computation of ratios to average Members’ capital and total return based on the amount of expenses and incentive fee assessed to an individual Member’s capital may vary from these ratios and total return based on the timing of capital transactions.

(a)         Per share operating performance is calculated on a monthly basis by dividing each line item by the outstanding units at month-end prior to the reduction of redeemed units.

(b)         Net realized and unrealized gain/(loss) from investment activities has been adjusted to reflect organization costs amortized over 24 months for the purpose of subscriptions and redemptions.

(c)          The ratios to average Members’ capital are annualized.  The average Members’ capital used in the above ratios is an average of each month-end Members’ capital during the period.

Financial Highlights of the Master Fund:

				For the period from
				February 19, 2013
				(commencement
	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	of trading operations) to June 30, 2013

Ratio/Supplemental Data: (a)
Ratio of net investment loss to average member’s capital	(3.84)%	(4.13)%	(3.87)%	(3.74)%
Ratio of total expenses to average member’s capital	3.87%	4.16%	3.91%	3.77%
Total return	5.64%	(1.53)%	5.15%	0.40%
Member’s capital at end of period	$73,081,297	$37,809,765	$73,081,297	$37,809,765

Total return and the ratios to average member’s capital are calculated for investor’s capital taken as a whole.  An individual investor’s capital may vary from these ratios and total return based on the timing of capital transactions.

(a)                                 The ratios to average Member’s capital are annualized.  The average Member’s capital used in the above ratios is an average of each month-end member’s capital during the period.

3.              Trading Activities

The Fund was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments.  The Fund invests substantially all of its assets through a “master/feeder” structure. The Fund’s pro rata share of the results of the Master Fund’s trading activities is shown in the Fund’s Statements of Operations and Changes in Members’ Capital.

The Customer Agreement between the Master Fund and UBS Securities LLC (“UBS Securities”), the Master Fund’s commodity broker, gives the Master Fund the legal right to net unrealized gains and losses on open futures contracts.  Futures contracts are executed on exchanges and are typically liquidated by entering into offsetting contracts.  The Master Fund nets, for financial reporting purposes, the unrealized gains and losses on open futures contracts on the Master Fund’s Statements of Financial Condition.

All of the commodity interests owned by the Master Fund are held for trading purposes.  The average number of futures contracts traded for the three months ended June 30, 2014 and 2013, based on a monthly calculation, was 2,115 and 1,813, respectively.  The average number of futures contracts traded for the six months ended June 30, 2014 and for the period from February 19, 2013 (commencement of trading operations) to June 30, 2013, based on a monthly calculation, was 2,175 and 1,603, respectively.

The following tables indicate the gross fair values of derivative instruments of futures contracts as separate assets and liabilities as of June 30, 2014 and December 31, 2013.

	June 30, 2014	December 31, 2013
ASSETS
Futures Contracts
Currencies	$823,081	$527,958
Energy	138,932	53,283
Financials	1,723,332	128,028
Grains	88,323	280,638
Index	500,687	1,611,382
Materials	88	—
Meats	336,038	1,150
Metals	156,395	191,061
Total unrealized appreciation on open futures contracts	$3,766,876	$2,793,500

LIABILITIES
Futures Contracts
Currencies	$(277,675)	$(10,366)
Energy	(112,887)	(44,690)
Financials	(35,022)	(510,504)
Grains	(668,434)	(63,231)
Index	(285,867)	(1,288)
Industrials	—	(396)
Materials	(39,440)	(10,675)
Meats	—	(25,960)
Metals	(556,637)	(29,450)
Total unrealized depreciation on open futures contracts	$(1,975,962)	$(696,560)

Net unrealized appreciation on open futures contracts *	$1,790,914	$2,096,940

* These amounts are presented as “Net unrealized appreciation on open futures contracts” on the Master Fund’s Statements of Financial Condition.

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the periods ended June 30, 2014 and 2013.

							For the period from
							February 19. 2013
							(commencement of
	Three months ended June 30, 2014		Three months ended June 30, 2013		Six months ended June 30, 2014		trading operations) to June 30, 2013
Sector	Gain/(loss) from trading		Gain/(loss) from trading		Gain/(loss) from trading		Gain/(loss) from trading
Currencies	$(58,822)		$(169,904)		$46,986		$(394,511)
Energy	62,453		(336,952)		62,180		(285,951)
Financials	3,923,471		(2,345,444)		4,749,287		(1,926,519)
Grains	(1,031,948)		208,997		(1,056,030)		260,266
Index	2,013,658		164,189		1,357,870		575,304
Industrials	(1,188)		(12,100)		(2,629)		(12,100)
Materials	(107,915)		(26,650)		(69,310)		(14,330)
Meats	288,691		50,446		650,541		51,515
Metals	(563,366)		1,930,381		(1,087,688)		1,873,923
	$4,525,034	****	$(537,037	)****	$4,651,207	****	$127,597	****

**** These amounts are presented as “Net Realized and Unrealized Gain/(Loss) from Derivative Instruments” on the Master Fund’s Statements of Operations and Changes in Members’ Capital.

The volume of activity of futures that are presented in the Master Fund’s Condensed Schedule of Investments is consistent with the average monthly activity during the periods ended June 30, 2014 and 2013.

4.              Fair Value Measurements

Fund Fair Value Measurements.  The Fund values its investments at fair value, in accordance with U.S. GAAP, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Various inputs are used in determining the fair value of the Fund’s investments which are summarized in the three broad levels listed below.

Level 1 — quoted prices (unadjusted) in active markets for identical securities

Level 2 — other significant observable inputs (including quoted prices for similar securities, interest rates, prepayment spreads, credit risk, etc.)

Level 3 — significant unobservable inputs (including Sydling’s own assumptions and indicative non-binding broker quotes)

Fair value measurement disclosure for each class of assets and liabilities requires greater disaggregation than the Fund’s line items in its Statements of Financial Condition.  The Fund determines the appropriate classes for those disclosures on the basis of the nature and risks of the assets and liabilities and their classification in the fair value hierarchy (i.e., Level 1, Level 2, and Level 3).

The Fund values investments in the Master Fund, where there are no other rights or obligations inherent within the ownership interest held by the Fund, based on the end of the day net asset value of the Master Fund (Level 2).  The value of the Fund’s investment in the Master Fund reflects its proportional interest in the Master Fund.  As of and for the periods ended June 30, 2014 and December 31, 2013, the Fund did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of Sydling’s assumptions and internal valuation pricing models (Level 3).

The Fund recognizes transfers into and out of the levels indicated above at the end of the reporting period.  During the periods ended June 30, 2014 and December 31, 2013, there were no transfers amongst Levels 1, 2 and 3 of the valuation hierarchy.

Master Fund Fair Value Measurements.  For assets and liabilities measured at fair value on a recurring basis during the period, the Master Fund provides quantitative disclosures about the fair value measurements separately for each class of assets and liabilities, as well as a reconciliation of beginning and ending balances of Level 3 assets and liabilities broken down by class.

The Master Fund considers prices for exchange-traded commodity futures and option contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1).  As of and for the periods ended June 30, 2014 and December 31, 2013, the Master Fund did not hold any derivative instruments for which market quotations were not readily available and which were priced by broker-dealers who derive fair values for these assets from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of Sydling’s assumptions and internal valuation pricing models (Level 3).  The gross presentation of the fair value of the Master Fund’s derivatives by instrument type is shown in Note 3, “Trading Activities.”

The Master Fund recognizes transfers into and out of the levels indicated above at the end of the reporting period.  During the periods ended June 30, 2014 and December 31, 2013, there were no transfers amongst Levels 1, 2 and 3 of the valuation hierarchy.

The following is a summary of the Master Fund’s investments at fair value.  The inputs or methodology used for valuing derivative instruments are not necessarily an indication of the risk associated with investing in those derivative instruments.

ASSET TABLE (Unaudited)

Description	Total Fair Value at June 30, 2014	Level 1	Level 2	Level 3
Future Contracts	$1,790,914	$1,790,914	$—	$—
Total Assets	$1,790,914	$1,790,914	$—	$—

ASSET TABLE

Description	Total Fair Value at December 31, 2013	Level 1	Level 2	Level 3
Futures Contracts	$2,096,940	$2,096,940	$—	$—
Total Assets	$2,096,940	$2,096,940	$—	$—

5.              Financial Instrument Risks

In the normal course of business, the Master Fund, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments.  These financial instruments may include futures, forwards and options on futures whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument.  These instruments may be traded on an exchange or over-the-counter (“OTC”).  Exchange-traded instruments are standardized and include futures and certain forward and options contracts.  OTC contracts are negotiated between contracting parties and include certain swaps, forwards and options contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted.  The purchaser of an option may lose the entire premium paid for the option.  The writer, or seller, of an option has unlimited risk.  Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk.  In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.  For the period from February 19, 2013 (commencement of trading operations) to December 31, 2013 the Master Fund traded futures contracts only.

The risk to the members that have purchased interests in the Master Fund is limited to the amount of their capital contributions to the Master Fund and their share of the Master Fund’s assets and undistributed profits.  This limited liability is a consequence of the organization of the Master Fund as a limited liability company under applicable law.

Market risk is the potential for changes in the value of the financial instruments traded by the Master Fund due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices.  Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.  The Master Fund is exposed to a market risk equal to the value of futures contracts purchased and unlimited liability on such contracts sold short.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract.  The Master Fund’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statement of Financial Condition and not represented by the contract or notional amounts of the instruments.  The Master Fund has credit risk and concentration risk because the sole counterparty or broker with respect to the Master Fund’s assets is UBS or a UBS affiliate.  Credit risk with respect to exchange-traded instruments is reduced to the extent that through UBS, the Master Fund’s counterparty is an exchange or clearing organization.  Futures contracts are conducted through regulated exchanges which have margin requirements, and are settled in cash on a daily basis, thereby minimizing credit risk.

6.              Significant Accounting Policies

The Fund’s and the Master Fund’s accounting policies are the same and are consistent with the accounting policies in the Fund’s financial statements on Form 10.

Statement of Cash Flows. The Fund is not required to provide a Statement of Cash Flows in accordance with Accounting Standards Codification (“ASC”) 230.

Investment in Master Fund. The Fund records its investment in the Master Fund at fair value and is represented by the Fund’s proportionate interest in the capital of the Master Fund at June 30, 2014 and December 31, 2013.  Valuation of securities held by the Master Fund is discussed in the Notes to the Master Fund’s financial statements.  The Fund records its pro rata share of the Master Fund’s income, expenses and realized and unrealized gains and losses.  The performance of the Fund is directly attributable to the performance of the Master Fund.  The Fund records its subscription and withdrawal of the capital account related to its investment in the Master Fund on the transaction date.  The Master Fund will adjust the capital account of the Fund.  Brokerage, clearing and transaction fees are incurred by the Master Fund and are reflected in the pro rata allocation received by the Fund from the Master Fund.

Subscriptions Received in Advance. Subscriptions received in advance represent amounts paid by the non-managing Members for a percentage ownership into the Fund which have not yet been added as Members’ capital as of June 30, 2014 and December 31, 2013. The amount paid is held as cash in the Fund’s escrow account and represents the cash on the Fund’s Statements of Financial Condition.

Redemptions Payable.  Pursuant to ASC Topic 480, Distinguishing Liabilities from Equity, capital withdrawals effective June 30, 2014 and December 31, 2013 have been reflected as redemptions payable in the Statements of Financial Condition.

Income Taxes. The Fund is classified as a partnership for U.S. federal income tax purposes, and the Fund will not pay U.S. federal income tax.  As a result, no income tax liability or expense has been recorded in the financial statements.

Sydling has analyzed the Master Fund’s tax positions for the open tax period and has concluded that no provision is required in the Master Fund’s financial statements.  The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in its Statements of Income.  For the periods ended June 30, 2014 and December 31, 2013, the Master Fund did not incur any interest or penalties.

Recent Accounting Pronouncements. In June 2013, the FASB issued ASU No. 2013-08, Financial Services — Investment Companies (Topic 946), which creates a two-tiered approach to assess whether an entity is an investment company. The guidance will also require an investment company to measure non-controlling ownership interests in other investment companies at fair value and will require additional disclosures relating to investment company status, any changes thereto and information about financial support provided or contractually required to be provided to any of the investment company’s investees. The guidance is effective for financial statements with fiscal years beginning on or after December 15, 2013 and interim periods within those fiscal years.  The Fund and the Master Fund are investment companies as described in ASU No. 2013-08.  The Fund carries its investment in the Master Fund at fair value and therefore, there is no impact to the Fund’s financial statements as a result of adopting the pronouncement.

7.              Organization Costs

In 2013, organization costs of $181,566 relating to the issuance and marketing of the Fund’s units offered were initially paid by UBS Financial Services Inc. (“UBSFSI”).  These costs have been recorded as organization costs in the Statement of Financial Condition and represent the amount due to UBSFSI.  These costs are being reimbursed to UBSFSI by the Fund in 24 monthly installments.  The monthly installments will reduce the members’ capital for the purpose of calculating administrative and advisory fees and the incentive fee.

As of June 30, 2014, $75,651 of these costs have been reimbursed to UBSFSI by the Fund.  The remaining liability due to UBSFSI will not reduce the net asset value per unit (“NAV”) for any purpose other than financial reporting, including calculation of administrative and advisory fees, incentive fee and the redemption/subscription value of units.

8.              Subsequent Events

Sydling has evaluated the impact of all subsequent events on the Fund through the date of the filing.  Subsequent to June 30, 2014, additional subscriptions were received from the non-managing Members totaling $4,340,500.  Subsequent to June 30, 2014, redemptions of $63,476 will be paid to the non-managing Members.  Sydling has determined that there were no additional subsequent events requiring recognition or disclosure in the financial statements.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Fund does not engage in sales of goods or services. Its only assets are its investment in the Master Fund, cash and receivables from the Master Fund. The Master Fund does not engage in the sale of goods or services. The Master Fund’s only assets are its equity in its trading accounts, consisting of cash, net unrealized appreciation on open futures contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Fund, through its investment in the Master Fund. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the second quarter of 2014.

For the six months ended June 30, 2014 and the period from February 19, 2013 (commencement of trading operations) to June 30, 2013, the Master Fund’s average margin to equity ratio was 12.41% and 10.57%, respectively.

The Fund’s capital consists of the capital contributions of the Members as increased or decreased by income/(loss) from its investment in the Master Fund and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2014, the Fund’s capital increased 55.6% from $46,935,428 to $73,028,340. This increase was attributable to subscriptions for Redeemable Units totaling $25,777,250, coupled with a net gain from operations of $2,000,198, which was partially offset by redemptions of Redeemable Units resulting in an outflow of $1,684,536. Future redemptions from the Fund could impact the amount of funds available for investment in the Master Fund in subsequent periods.

The Master Fund’s capital consists of the capital contributions of the investors of the Master Fund as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, withdrawals of interest from the Master Fund and distributions of profits, if any.

For the six months ended June 30, 2014, the Master Fund’s capital increased 55.4% from $47,033,777 to $73,081,297. This increase was attributable to subscriptions for interest in the Master Fund totaling $25,777,250, coupled with a net gain from operations of $3,479,455, which was partially offset by the withdrawal of interest in the Master Fund resulting in an outflow of $3,209,185. Future withdrawals from the Master Fund can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires Sydling to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Sydling believes that the estimates and assumptions utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Fund’s significant accounting policies are described in detail in Note 6. “Significant Accounting Polices.”

The Fund records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains/(losses) and change in net unrealized gains/(losses) in the Statements of Operations and Changes in Members’ Capital.

Results of Operations

During the Fund’s second quarter of 2014, the net asset value per Redeemable Unit decreased 3.99% from $1,017.76 to $1,058.32. The Fund, for its own account, through its investment in the Master Fund, experienced a net trading gain before brokerage fees and related fees in the second quarter of 2014 of $4,525,034. Gains were primarily attributable to the Master Fund’s trading of commodity futures in non-U.S. interest rates, livestock and indices and were partially offset by losses in grains, metals, energy, softs and U.S. interest rates.

The Cavendish Fund delivered strong returns as most global equity markets made new highs and bond spreads grinded tighter. Janet Yellen, Chair of the US Federal Reserve Board, continued to maintain a willingness toward accommodative policy as the US Federal Reserve are now expecting the US economy to expand at a slower rate than previously anticipated. The European Central Bank opened the door to potential large-scale asset purchases in an effort to battle below target inflation. Additionally, Mario Draghi,

President of the European Central Bank, cut all key interest rates including the bold move of negative deposit rates. Significant long exposure to European and US equity markets contributed to the gains as a number of US equity indices printed record highs. Long fixed income positions profited where the German Bunds provided significant contribution. Continued momentum for sterling which reached its highest exchange value against the dollar for over five years also helped the Fund’s long S&P, bund and pound positions.

Regional instability contributed to rising precious metal values and subsequent losses for the Fund’s short positions in this sector whilst conflicts threatening refinery output supported oil prices and benefited a long crude position. Grain markets retreated as recent trends reversed by the middle of the quarter. Improving weather conditions in the US and Russia led to double digit declines in the price of Wheat and Corn, which adversely affected the Fund’s performance. Towards quarter end, corn prices continued their recent fall with high inventory levels and anticipation of record harvest being confirmed in the US.

During the Fund’s second quarter of 2013, the net asset value per Redeemable Unit decreased 1.9% from $1,005.86 to $986.41. The Fund, for its own account, through its investment in the Master Fund, experienced a net trading loss before brokerage fees and related fees in the second quarter of 2013 of $537,037. Losses were primarily attributable to the Master Fund’s trading of commodity futures in U.S and non-U.S. interest rates, currencies, indices and energy, grains and softs and were partially offset by gains in metals, grains and softs.

Commodity futures markets are highly volatile. Broad and rapid price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility for profit or loss. The profitability of the Fund (and the Master Fund) depends on the Advisor’s ability to forecast price changes in energy and energy-related commodities. Such price changes are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that the Advisor correctly makes such forecasts, the Fund (and the Master Fund) expects to increase capital through operations.

Brokerage fees are calculated as a percentage of the Fund’s capital account balance at the Master Fund as of the end of each month and are affected by trading performance and redemptions.  Brokerage, clearing and transaction fees of the Master Fund for the three months ended June 30, 2014 and 2013 were $649,600 and $326,815, respectively.  Brokerage, clearing and transaction fees of the Master Fund for the six months ended June 30, 2014 and the period from February 19, 2013 (commencement of trading operations) to June 30, 2013 were $1,142,310 and $438,569, respectively. The increase in brokerage, clearing and transaction fees for the three and six months ended June 30, 2014 is due to higher average net assets as compared to the corresponding periods in 2013.

Advisory fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions.

Advisory fees of the Fund for the three months ended June 30, 2014 and 2013 were $270,264 and $134,656, respectively.  The calculation of advisory fees for the three months ended June 30, 2014 and 2013 was based on a monthly average net asset value of $72,070,388 and $35,908,413, respectively.  The increase in advisory fees for the three months ended June 30, 2014 as compared to the corresponding period in 2013 is due to an increase in the average net assets.

Advisory fees of the Fund for the six months ended June 30, 2014 and the period from February 19, 2013 (commencement of trading operations) to June 30, 2013 were $474,685 and $180,176, respectively.  The calculation of advisory fees for the six months ended June 30, 2014 and the period from February 19, 2013 (commencement of trading operations) to June 30, 2013 was based on a monthly average net asset value of $63,291,371 and $32,144,499, respectively.  The increase in advisory fees for the six months ended June 30, 2014 as compared to the corresponding period in 2013 is due to an increase in the average net assets.

Administrative fees are paid to Sydling for administering the business and affairs of the Fund.  These fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions.

Administrative fees of the Fund for the three months ended June 30, 2014 and 2013 were $90,088 and $44,886, respectively.  The calculation of administrative fees for the three months ended June 30, 2014 and 2013 was based on a monthly average net asset value of $72,070,388 and $35,908,413, respectively.  The increase in administrative fees for the three months ended June 30, 2014 as compared to the corresponding period in 2013 is due to an increase in the average net assets.

Administrative fees of the Fund for the six months ended June 30, 2014 and the period from February 19, 2013 (commencement of trading operations) to June 30, 2013 were $158,228 and $60,059, respectively.  The calculation of administrative fees for the six months ended June 30, 2014 and the period from February 19, 2013 (commencement of trading operations) to June 30, 2013 was based on a monthly average net asset value of $63,291,371 and $32,144,499, respectively.  The increase in administrative fees for the six months ended June 30, 2014 as compared to the corresponding period in 2013 is due to an increase in the average net assets.

Incentive fees to the Advisor are based on the new trading profits generated by the Advisor, paid at the end of each quarter, as defined in the Trading Advisory Agreement between the Fund, Sydling and the Advisor. An incentive fee of $724,094 was earned for the six months ended June 30, 2014.  There was no incentive fee earned for the period from February 19, 2013 (commencement of trading operations) to June 30, 2013.

In allocating substantially all of the assets of the Fund to the Master Fund, Sydling considers the Advisor’s past performance, trading style, volatility of markets traded and fee requirements. Sydling may modify or terminate the allocation of assets to the Advisor at any time.

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

All of the Fund’s assets are subject to the risk of trading loss through its investment in the Master Fund.

The Master Fund is a speculative commodity pool. The market sensitive instruments held by the Master Fund are acquired for speculative trading purposes, and all or substantially all of the Fund’s capital is subject to the risk of trading loss through its investment in the Master Fund. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Master Fund’s and the Fund’s main line of business.

The risk to the Members that have purchased Redeemable Units is limited to the amount of their capital contributions to the Fund and their share of Fund assets and undistributed profits.  This limited liability is a consequence of the organization of the Fund as a limited liability company under Delaware law.

Market movements result in frequent changes in the fair value of the Master Fund’s open positions and, consequently, in its earnings and cash balances. The Master Fund’s and the Fund’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Master Fund’s open contracts and the liquidity of the markets in which the Master Fund trades.

The Master Fund rapidly acquires and liquidates both long and short positions in a range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Master Fund’s past performance is not necessarily indicative of its future results.

“Value at Risk” is a measure of the maximum amount which the Master Fund could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Master Fund’s speculative trading and the recurrence in the markets traded by the Master Fund of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Master Fund’s experience to date (i.e., “risk of ruin”). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Master Fund’s losses in any market sector will be limited to Value at Risk or by the Master Fund’s attempts to manage its market risk.

Exchange maintenance margin requirements have been used by the Master Fund as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day interval. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to Value at Risk.

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master Fund’s open positions by market category as of June 30, 2014 and December 31, 2013, and the highest, lowest and average value during the three months ended June 30, 2014 and the twelve months ended December 31, 2013. All open position trading risk exposures of the Master Fund have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Fund’s Annual Report on Form 10.

As of June 30, 2014, the Master Fund’s total capitalization was $73,081,297 and the Fund owned 100% of the Master Fund. The Fund invests substantially all of its assets in the Master Fund. The Master Fund’s Value at Risk as of June 30, 2014 was as follows:

			Three Months ended June 30, 2014 (unaudited)
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,358,407	1.86%	$1,665,541	$1,256,673	$1,432,402
Energy	278,901	0.38	281,752	177,184	225,349
Grains	517,730	0.71	541,487	429,256	485,103
Index	2,300,094	3.15	2,312,967	1,184,799	1,669,757
Interest Rate Non-U.S.	2,774,713	3.80	2,889,115	1,891,955	2,391,484
Interest Rate U.S.	2,942,688	4.03	3,110,908	1,732,193	2,563,682
Livestock	103,707	0.14	138,483	103,707	123,667
Lumber	1,620	—	1,802	—	1,599
Metals	233,341	0.32	291,586	151,745	218,752
Softs	228,983	0.31	261,967	175,715	210,682
Total	$10,740,184	14.70%

* Average daily Value at Risk.

As of December 31, 2013, the Master Fund’s total capitalization was $47,033,777 and the Fund owned 100% of the Master Fund. The Fund invests substantially all of its assets in the Master Fund. The Master Fund’s Value at Risk as of December 31, 2013 was as follows:

			Twelve Months ended December 31, 2013 (unaudited)
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$921,660	1.96%	$2,076,715	$346,254	$689,344
Energy	105,011	0.22	382,760	45,760	126,256
Grains	368,970	0.79	816,748	89,001	287,419
Index	1,226,103	2.61	2,459,122	535,522	923,784
Interest Rate Non-U.S.	1,190,997	2.53	1,341,315	368,043	824,713
Interest Rate U.S.	1,242,389	2.64	1,635,799	166,420	859,595
Livestock	44,371	0.09	67,013	24,161	36,826
Lumber	1,479	—	4,907	—	1,072
Metals	102,053	0.22	353,317	14,560	123,795
Softs	149,895	0.32	462,350	74,287	136,586
Total	$5,352,928	11.38%

* Average daily Value at Risk.

Item 4.       Controls and Procedures

The Fund’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Fund on the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods expected in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Fund in the reports it files is accumulated and communicated to Sydling, including the President and Chief Financial Officer (“CFO”) of Sydling, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

Sydling is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Fund’s external disclosures.

Sydling’s President and CFO have evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2014 and, based on that evaluation, Sydling’s President and CFO have concluded that, at that date, the Fund’s disclosure controls and procedures were effective.

The Fund’s internal control over financial reporting is a process under the supervision of Sydling’s President and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. These controls include policies and procedures that:

•                                          pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Fund;

•                                          provide reasonable assurance that (i) transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and (ii) the Fund’s receipts are handled and expenditures are made only pursuant to authorizations of Sydling; and

•                                          provide reasonable assurance regarding prevention or timely detection and correction of unauthorized acquisition, use or disposition of the Fund’s assets that could have a material effect on the financial statements.

There were no changes in the Fund’s internal control over financial reporting process during the fiscal quarter ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

The following information supplements and amends the discussion set forth under Item 3. “Legal Proceedings” in the Fund’s Registration Statement on Form 10. There are no material legal proceedings pending against the Fund and Sydling.

Item 1A.    Risk Factors

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Fund’s Registration Statement on Form 10.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended June 30, 2014, there were additional subscriptions of 8,612.960 Redeemable Units totaling $8,896,270. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933 and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, Sydling relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used for the trading of commodity interests, including futures and option contracts.

The following chart sets forth the purchases of Redeemable Units by the Fund.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2014 – April 30, 2014	274.484	$1,039.01	N/A	N/A
May 1, 2014 – May 31, 2014	709.190	$1,060.43	N/A	N/A
June 1, 2014 – June 30, 2014	187.250	$1,059.08	N/A	N/A
Total	1,170.924	$1,052.84

* Generally, Members are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to Sydling. Under certain circumstances, Sydling can compel redemption, although to date, it has not exercised this right. Purchases of Redeemable Units by the Fund reflected in the chart above were made in the ordinary course of the Fund’s business in connection with effecting redemptions for Members.

** Redemptions of Redeemable Units are effected as of the end of each month at the net asset value per Redeemable Unit as of that day.

Item 3.       Defaults Upon Senior Securities — None

Item 4.       Mine Safety Disclosures — None

Item 5.       Other Information — None

Item 6.       Exhibits

Exhibit 3.1		Certificate of Formation (filed as Exhibit 3.1 to the general form for registration of securities on Form 10 filed on May 29, 2014 and incorporated herein by reference).

(a)

Certificate of Amendment of the Certificate of Formation (filed as Exhibit 3.1(a) to the general form for registration of securities on Form 10 filed on May 29, 2014 and incorporated herein by reference).

Exhibit 3.2		Application for Authority (filed as Exhibit 3.2 to the general form for registration of securities on Form 10 filed on May 29, 2014 and incorporated herein by reference).

Exhibit 3.3		LLC Agreement (filed as Exhibit 3.3 to the general form for registration of securities on Form 10 filed on May 29, 2014 and incorporated herein by reference).

Exhibit 10.1

Customer Agreement between the Master Fund and UBS Securities (filed as Exhibit 10.1 to the general form for registration of securities on Form 10 filed on May 29, 2014 and incorporated herein by reference).

Exhibit 10.2

Agency Agreement between the Fund and UBS Financial Services (filed as Exhibit 10.2 to the general form for registration of securities on Form 10 filed on May 29, 2014 and incorporated herein by reference).

Exhibit 10.3

Trading Manager Agreement among the Fund, the Master Fund and Sydling (filed as Exhibit 10.3 to the general form for registration of securities on Form 10 filed on May 29, 2014 and incorporated herein by reference).

Exhibit 10.4

Trading Advisory Agreement between the Fund and the Advisor (filed as Exhibit 10.4 to the general form for registration of securities on Form 10 filed on May 29, 2014 and incorporated herein by reference).

	(a)	Letter from Sydling extending the Trading Advisory Agreement for 2015, dated June 26, 2014 (filed herewith).

Exhibit 10.5

Fee Arrangement Agreement among Sydling, the Master Fund and UBS Securities (filed as Exhibit 10.5 to the general form for registration of securities on Form 10 filed on May 29, 2014 and incorporated herein by reference).

Exhibit 31.1		Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director filed herewith).

Exhibit 31.2		Rule 13a-14(a)/15d-14(a) Certification (Certification of CFO filed herewith).

Exhibit 32.1		Section 1350 Certification (Certification of President and Director filed herewith).

Exhibit 32.2		Section 1350 Certification (Certification of CFO filed herewith).

Exhibit 99.1

Annual Report of the Fund for the period ended December 31, 2013 (filed as Exhibit 99.1 to the general form for registration of securities on Form 10 filed on May 29, 2014 and incorporated herein by reference).

Exhibit 99.2		Organization Chart (filed as Exhibit 99.2 to the amended general form for registration of securities on Form 10 filed on May 29, 2014 and incorporated herein by reference).

Exhibit 101.INS		XBRL Instance Document.

Exhibit 101.SCH		XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.LAB		XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit 101.DEF		XBRL Taxonomy Extension Definition Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAVENDISH FUTURES FUND LLC
(Registrant)

By:	Sydling Futures Management LLC

By:	/s/ Jerry Pascucci
Jerry Pascucci
President and Director

Date:	August 14, 2014