Form 10-Q
period 2014-09-30
Cavendish Futures Fund LLC
filed 2014-11-14
CIK 1562622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

1285 Avenue of the Americas, 20th Floor

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

As of October 31, 2014, 81,905.536 Limited Liability Company Redeemable Units were outstanding.

CAVENDISH FUTURES FUND LLC

Form 10-Q

Index

		Page
		Number

PART I — Financial Information:
Item 1.	Financial Statements:

	Statements of Financial Condition at September 30, 2014 (unaudited) and December 31, 2013	3

	Statements of Operations and Changes in Members’ Capital for the three months ended September 30, 2014 and 2013, the nine months ended September 30, 2014 and the period from February 19, 2013 (commencement of trading operations) to September 30, 2013 (unaudited)	4

	Notes to Financial Statements, including the Financial Statements of Sydling WNT Master Fund LLC (unaudited)	5 — 16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17 — 19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20 — 22

Item 4.	Controls and Procedures	22

PART II — Other Information		23 — 24

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

Exhibit 101.CAL — XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.LAB — XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE — XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit 101.DEF — XBRL Taxonomy Extension Definition Document.

PART I

Item 1.  Financial Statements

Cavendish Futures Fund LLC

Statements of Financial Condition

	(Unaudited)
	September 30, 2014	December 31, 2013
ASSETS

Investment in Sydling WNT Master Fund LLC, at fair value (cost $77,087,427 and $44,508,580, respectively)	$84,703,932	$47,033,777
Cash	3,131,103	3,617,100
Receivable from Sydling WNT Master Fund LLC	614,959	649,774
Total Assets	$88,449,994	$51,300,651

LIABILITIES

Subscriptions received in advance	$3,125,000	$3,537,500
Redemptions payable	—	98,738
Incentive fee payable	421,507	449,717
Accrued expenses:
Advisory fees	106,584	59,577
Administrative fees	35,528	19,859
Professional fees and other expenses	49,877	93,917
Organizational costs	37,827	105,915
Total Liabilities	3,776,323	4,365,223

MEMBERS’ CAPITAL

Member Designee (25.000 Redeemable Units)	26,765	25,714
Non-Managing Members (79,066.148 and 45,606.512 Redeemable Units)	84,646,906	46,909,714

Total Members’ Capital	84,673,671	46,935,428
Total Liabilities and Members’ Capital	$88,449,994	$51,300,651
Members’ Capital per Redeemable Unit (based on 79,091.148 and 45,631.512 Redeemable Units)	$1,070.58	$1,028.57

See accompanying notes to financial statements.

Cavendish Futures Fund LLC

Statements of Operations and Changes in Members’ Capital

(Unaudited)

				For the period from
				February 19, 2013
				(commencement of
	Three Months Ended	Three Months Ended	Nine Months Ended	trading operations) to
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

INVESTMENT INCOME

Interest allocated from Sydling WNT Master Fund LLC	$3,509	$1,999	$14,567	$6,790

EXPENSES

Expenses allocated from Sydling WNT Master Fund LLC	762,344	385,198	1,945,154	874,358
Incentive fees	421,507	—	1,145,601	—
Advisory fees	308,405	150,790	783,090	330,966
Administrative fees	102,802	50,263	261,030	110,322
Professional fees and other expenses	108,924	57,955	231,174	154,546
Organizational expenses	—	—	—	181,566
Total Expenses	1,703,982	644,206	4,366,049	1,651,758

NET INVESTMENT (LOSS)	(1,700,473)	(642,207)	(4,351,482)	(1,644,968)

TRADING RESULTS

Net realized gain/(loss) allocated from Sydling WNT Master Fund LLC	2,875,966	(596,238)	7,833,199	(1,016,971)
Net change in unrealized appreciation/(depreciation) allocated from Sydling WNT Master Fund LLC	(82,206)	148,166	(388,232)	696,496
Total Trading Results	2,793,760	(448,072)	7,444,967	(320,475)

Net income/(loss)	1,093,287	(1,090,279)	3,093,485	(1,965,443)

Subscriptions — Non-managing Members	10,615,520	5,230,295	36,392,770	43,771,484
Redemptions — Non-managing Members	(63,476)	(570,902)	(1,748,012)	(570,902)

Net increase in Members’ Capital	11,645,331	3,569,114	37,738,243	41,235,139

Members’ Capital, beginning of period	$73,028,340	$37,666,025	$46,935,428	$—

Members’ Capital, end of period	$84,673,671	$41,235,139	$84,673,671	$41,235,139

Net income/(loss) per Redeemable Unit	$12.26	$(27.08)	$42.01	$(40.67)

Weighted average Redeemable Units outstanding	76,548.938	41,421.515	60,694.892	25,834.759

See accompanying notes to financial statements.

Cavendish Futures Fund LLC

Notes to Financial Statements

September 30, 2014

(Unaudited)

1.  General

Cavendish Futures Fund LLC (the “Fund”) is a Delaware limited liability company formed on August 7, 2012.  Trading operations of the Fund commenced on February 19, 2013.  The Fund’s investment objective is to achieve capital appreciation through speculative trading in U.S. and international futures, options on futures and forward markets.  The Fund may also engage in swap and other derivative transactions upon approval of Sydling Futures Management LLC (“Sydling”).  The Fund privately and continually offers redeemable units of limited liability company interest in the Fund (“Redeemable Units”) to qualified investors and subscriptions are generally accepted monthly.  There is no maximum number of Redeemable Units that may be sold by the Fund.  The Fund invests substantially all of its assets in the Sydling WNT Master Fund LLC (“Master Fund”), also a Delaware limited liability company, which has the same investment objective as the Fund.  The Master Fund’s Statements of Financial Condition, including Condensed Schedules of Investments and Statements of Operations and Changes in Members’ Capital are included herein.  The percentage of the Master Fund’s capital owned by the Fund at September 30, 2014 and December 31, 2013 was 100%.  The performance of the Fund is directly affected by the performance of the Master Fund.

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

The Master Fund’s Statements of Financial Condition and Condensed Schedules of Investments as of September 30, 2014 and December 31, 2013 and Statements of Operations and Changes in Members’ Capital for the three months ended September 30, 2014 and 2013, the nine months ended September 30, 2014 and the period from February 19, 2013 (commencement of trading operations) to September 30, 2013 are presented below:

Sydling WNT Master Fund LLC

Statements of Financial Condition

	(Unaudited)
	September 30, 2014	December 31, 2013

ASSETS

Cash (including restricted cash of $12,755,467 and $5,352,928, respectively)	$83,800,457	$45,760,991
Net unrealized appreciation on open futures contracts	1,829,693	2,096,940
Interest receivable	8,900	434
Total Assets	$85,639,050	$47,858,365

LIABILITIES AND MEMBER’S CAPITAL

Redemptions payable	$614,959	$649,774
Accrued expenses:
Brokerage fees	249,575	139,484
Professional fees and other expenses	70,584	35,330
Total Liabilities	935,118	824,588

MEMBER’S CAPITAL

Non-Managing Members	84,703,932	47,033,777
Total Member’s Capital	84,703,932	47,033,777
Total Liabilities and Member’s Capital	$85,639,050	$47,858,365

Sydling WNT Master Fund LLC

Condensed Schedule of Investments

September 30, 2014

(Unaudited)

			Percent of
Number of			Member’s
Contracts		Fair Value	Capital
	FUTURES CONTRACTS OWNED
270	CURRENCIES	$(210,577)	(0.25)%
60	ENERGY	75,908	0.09%
4,511	FINANCIALS	443,250	0.52%
394	GRAINS	(1,611,982)	(1.90)%
1,068	INDEX	(677,532)	(0.80)%
53	MEATS	126,108	0.15%
77	METALS	(276,244)	(0.33)%
	TOTAL FUTURES CONTRACTS OWNED	(2,131,069)	(2.52)%
	FUTURES CONTRACTS SOLD
(514)	CURRENCIES	1,650,200	1.95%
(209)	ENERGY	892,220	1.05%
(47)	FINANCIALS	806	0.00%
(167)	GRAINS	230,601	0.27%
(37)	INDEX	150,754	0.18%
(1)	INDUSTRIALS	1,903	0.00%
(14)	MATERIALS	29,230	0.04%
(19)	MEATS	(40,780)	(0.05)%
(181)	METALS	1,045,828	1.24%
	TOTAL FUTURES CONTRACTS SOLD	3,960,762	4.68%
	TOTAL FUTURES CONTRACTS	1,829,693	2.16%
	OTHER ASSETS IN EXCESS OF OTHER LIABILITIES	82,874,239	97.84%
	TOTAL MEMBER’S CAPITAL	$84,703,932	100.00%

Percentages shown represent a percentage of member’s capital as of September 30, 2014.

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

Sydling WNT Master Fund LLC

Statements of Operations and Changes in Member’s Capital

(Unaudited)

				For the period from
				February 19, 2013
				(commencement of
	Three Months Ended	Three Months Ended	Nine Months Ended	trading operations) to
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

INVESTMENT INCOME

Interest income	$3,509	$1,999	$14,567	$6,790

EXPENSES

Brokerage, clearing and transaction fees	742,094	362,017	1,884,404	800,586
Professional fees	20,250	23,181	60,750	61,817
Organizational expenses	—	—	—	11,955
Total Expenses	762,344	385,198	1,945,154	874,358

NET INVESTMENT (LOSS)	(758,835)	(383,199)	(1,930,587)	(867,568)

NET REALIZED AND UNREALIZED GAIN/(LOSS) FROM DERIVATIVE INSTRUMENTS

Net realized gain/(loss) from futures	2,875,966	(596,238)	7,833,199	(1,016,971)
Net change in unrealized appreciation/(depreciation) on futures	(82,206)	148,166	(388,232)	696,496
Net Realized and Unrealized Gain/(Loss) from Derivative Instruments	2,793,760	(448,072)	7,444,967	(320,475)

Net income/(loss)	2,034,925	(831,271)	5,514,380	(1,188,043)

INCREASE/(DECREASE) IN MEMBER’S CAPITAL FROM CAPITAL TRANSACTIONS

Subscriptions	10,615,520	5,230,295	36,392,770	43,771,484
Redemptions	(1,027,810)	(852,606)	(4,236,995)	(1,227,258)

Net Increase in Member’s Capital Derived from Capital Transactions	9,587,710	4,377,689	32,155,775	42,544,226
Net Increase in Member’s Capital	11,622,635	3,546,418	37,670,155	41,356,183
Member’s Capital, Beginning of Period	73,081,297	37,809,765	47,033,777	—
Member’s Capital, End of Period	$84,703,932	$41,356,183	$84,703,932	$41,356,183

2.              Financial Highlights

Changes in the net asset value per Redeemable Unit for the periods ended September 30, 2014 and 2013 are as follows:

				For the period from
				February 19, 2013
				(commencement
	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	of trading operations) to September 30, 2013
Per share operating performance: (a)
Members’ capital per Redeemable Unit, beginning of period	$1,058.32	$986.41	$1,028.57	$1,000.00
Income/(loss) from investment operations:
Net investment (loss) including incentive fee	(21.88)	(15.26)	(64.71)	(50.26)
Net realized and unrealized gain/(loss) from investment activities (b)	34.14	(11.82)	106.72	9.59
Total from investment operations	12.26	(27.08)	42.01	(40.67)
Members’ capital per Redeemable Unit, end of period	$1,070.58	$959.33	$1,070.58	$959.33

Ratio/Supplemental Data: (c)
Ratio of net investment loss to average Members’ capital	(8.55)%	(6.54)%	(8.69)%	(7.29)%
Ratio of total expenses to average Members’ capital	6.45%	6.56%	6.43%	7.32%
Ratio of incentive fee to average Members’ capital	2.12%	—%	2.29%	—%
Ratio of total expenses and incentive fee to average Members’ capital	8.57%	6.56%	8.72%	7.32%

Total return before incentive fee	1.69%	(2.75)%	5.80%	(4.07)%
Incentive fee	(0.53)	—	(1.72)	—%
Total return after incentive fee	1.16%	(2.75)%	4.08%	(4.07)%

Members’ capital at end of period	$84,673,671	$41,235,139	$84,673,671	$41,235,139

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

Financial Highlights of the Master Fund:

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	For the period from February 19, 2013 (commencement of trading operations) to September 30, 2013

Ratio/Supplemental Data: (a)
Ratio of net investment loss to average member’s capital	(3.81)%	(3.89)%	(3.84)%	(3.82)%
Ratio of total expenses to average member’s capital	3.82%	3.91%	3.87%	3.85%
Total return	2.30%	(2.15)%	7.57%	(1.76)%
Member’s capital at end of period	$84,703,932	$41,356,183	$84,703,932	$41,356,183

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

All of the commodity interests owned by the Master Fund are held for trading purposes.  The average number of futures contracts traded for the three months ended September 30, 2014 and 2013, based on a monthly calculation, was 2,516 and 1,388, respectively.  The average number of futures contracts traded for the nine months ended September 30, 2014 and for the period from February 19, 2013 (commencement of trading operations) to September 30, 2013, based on a monthly calculation, was 2,288 and 1,523, respectively.

The following tables indicate the gross fair values of derivative instruments of futures contracts as separate assets and liabilities as of September 30, 2014 and December 31, 2013.

	September 30, 2014	December 31, 2013
ASSETS
Futures Contracts
Currencies	$1,693,643	$527,958
Energy	975,520	53,283
Financials	1,293,529	128,028
Grains	328,545	280,638
Index	449,969	1,611,382
Industrials	1,903	—
Materials	29,230	—
Meats	126,108	1,150
Metals	1,045,829	191,061
Total unrealized appreciation on open futures contracts	$5,944,276	$2,793,500

LIABILITIES
Futures Contracts
Currencies	$(254,020)	$(10,366)
Energy	(7,392)	(44,690)
Financials	(849,474)	(510,504)
Grains	(1,709,926)	(63,231)
Index	(976,747)	(1,288)
Meats	(40,780)	(25,960)
Metals	(276,244)	(29,450)
Total unrealized depreciation on open futures contracts	$(4,114,583)	$(696,560)

Net unrealized appreciation on open futures contracts *	$1,829,693	$2,096,940

* These amounts are presented as “Net unrealized appreciation on open futures contracts” on the Master Fund’s Statements of Financial Condition.

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the periods ended September 30, 2014 and 2013.

							For the period from
							February 19. 2013
							(commencement of
	Three months ended September 30, 2014		Three months ended September 30, 2013		Nine months ended September 30, 2014		trading operations) to September 30, 2013
Sector	Gain/(loss) from trading		Gain/(loss) from trading		Gain/(loss) from trading		Gain/(loss) from trading
Currencies	$965,676		$(118,334)		$1,012,662		$(512,845)
Energy	608,864		(648,692)		671,044		(934,643)
Financials	1,867,971		(53,586)		6,617,258		(1,980,105)
Grains	(1,368,608)		187,975		(2,424,638)		448,241
Index	(389,667)		1,197,195		968,203		1,772,499
Industrials	132		(5,764)		(2,497)		(17,864)
Materials	(17,680)		21,545		(86,990)		7,215
Meats	99,490		15,730		750,031		67,245
Metals	1,027,582		(1,044,141)		(60,106)		829,782
	$2,793,760	****	$(448,072	)****	$7,444,967	****	$(320,475	)****

**** These amounts are presented as “Net Realized and Unrealized Gain/(Loss) from Derivative Instruments” on the Master Fund’s Statements of Operations and Changes in Members’ Capital.

The volume of activity of futures that are presented in the Master Fund’s Condensed Schedule of Investments is consistent with the average monthly activity during the periods ended September 30, 2014 and 2013.

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

The Fund values investments in the Master Fund, where there are no other rights or obligations inherent within the ownership interest held by the Fund, based on the end of the day net asset value of the Master Fund (Level 2).  The value of the Fund’s investment in the Master Fund reflects its proportional interest in the Master Fund.  As of and for the periods ended September 30, 2014 and December 31, 2013, the Fund did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of Sydling’s assumptions and internal valuation pricing models (Level 3).

The Fund recognizes transfers into and out of the levels indicated above at the end of the reporting period.  During the periods ended September 30, 2014 and December 31, 2013, there were no transfers amongst Levels 1, 2 and 3 of the valuation hierarchy.

Master Fund Fair Value Measurements.  For assets and liabilities measured at fair value on a recurring basis during the period, the Master Fund provides quantitative disclosures about the fair value measurements separately for each class of assets and liabilities, as well as a reconciliation of beginning and ending balances of Level 3 assets and liabilities broken down by class.

The Master Fund considers prices for exchange-traded commodity futures and option contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1).  As of and for the periods ended September 30, 2014 and December 31, 2013, the Master Fund did not hold any derivative instruments for which market quotations were not readily available and which were priced by broker-dealers who derive fair values for these assets from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of Sydling’s assumptions and internal valuation pricing models (Level 3).  The gross presentation of the fair value of the Master Fund’s derivatives by instrument type is shown in Note 3, “Trading Activities.”

The Master Fund recognizes transfers into and out of the levels indicated above at the end of the reporting period.  During the periods ended September 30, 2014 and December 31, 2013, there were no transfers amongst Levels 1, 2 and 3 of the valuation hierarchy.

The following is a summary of the Master Fund’s investments at fair value.  The inputs or methodology used for valuing derivative instruments are not necessarily an indication of the risk associated with investing in those derivative instruments.

ASSET TABLE (Unaudited)

Description	Total Fair Value at September 30, 2014	Level 1	Level 2	Level 3
Future Contracts	$1,829,693	$1,829,693	$—	$—
Total Assets	$1,829,693	$1,829,693	$—	$—

ASSET TABLE

Description	Total Fair Value at December 31, 2013	Level 1	Level 2	Level 3
Futures Contracts	$2,096,940	$2,096,940	$—	$—
Total Assets	$2,096,940	$2,096,940	$—	$—

5.              Financial Instrument Risks

In the normal course of business, the Master Fund, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments.  These financial instruments may include futures, forwards and options on futures whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument.  These instruments may be traded on an exchange or over-the-counter (“OTC”).  Exchange-traded instruments are standardized and include futures and certain forward and options contracts.  OTC contracts are negotiated between contracting parties and include certain swaps, forwards and options contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted.  The purchaser of an option may lose the entire premium paid for the option.  The writer, or seller, of an option has unlimited risk.  Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk.  In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.  For the nine month ended September 30, 2014 and the period from February 19, 2013 (commencement of trading operations) to September 30, 2013 the Master Fund traded futures contracts only.

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

Investment in Master Fund. The Fund records its investment in the Master Fund at fair value and is represented by the Fund’s proportionate interest in the capital of the Master Fund at September 30, 2014 and December 31, 2013.  Valuation of securities held by the Master Fund is discussed in the Notes to the Master Fund’s financial statements.  The Fund records its pro rata share of the Master Fund’s income, expenses and realized and unrealized gains and losses.  The performance of the Fund is directly attributable to the performance of the Master Fund.  The Fund records its subscription and withdrawal of the capital account related to its investment in the Master Fund on the transaction date.   The Master Fund will adjust the capital account of the Fund.  Brokerage, clearing and transaction fees are incurred by the Master Fund and are reflected in the pro rata allocation received by the Fund from the Master Fund.

Subscriptions Received in Advance. Subscriptions received in advance represent amounts paid by the non-managing Members for a percentage ownership into the Fund which have not yet been added as Members’ capital as of September 30, 2014 and December 31, 2013. The amount paid is held as cash in the Fund’s escrow account and represents the cash on the Fund’s Statements of Financial Condition.

Redemptions Payable.  Pursuant to ASC Topic 480, Distinguishing Liabilities from Equity, capital withdrawals effective September 30, 2014 and December 31, 2013 have been reflected as redemptions payable in the Statements of Financial Condition.

Income Taxes. The Fund is classified as a partnership for U.S. federal income tax purposes, and the Fund will not pay U.S. federal income tax.  As a result, no income tax liability or expense has been recorded in the financial statements.

Sydling has analyzed the Master Fund’s tax positions for the open tax period and has concluded that no provision is required in the Master Fund’s financial statements.  The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in its Statements of Income.  For the periods ended September 30, 2014 and December 31, 2013, the Master Fund did not incur any interest or penalties.

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

As of September 30, 2014, $143,739 of these costs have been reimbursed to UBSFSI by the Fund.  The remaining liability due to UBSFSI will not reduce the net asset value per unit (“NAV”) for any purpose other than financial reporting, including calculation of administrative and advisory fees, incentive fee and the redemption/subscription value of units.

8.              Subsequent Events

Sydling has evaluated the impact of all subsequent events on the Fund through the date of the filing.  Subsequent to September 30, 2014, additional subscriptions were received from the non-managing Members totaling $2,549,000.  Subsequent to September 30, 2014, redemptions of $115,699 will be paid to the non-managing Members.  Sydling has determined that there were no additional subsequent events requiring recognition or disclosure in the financial statements.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Fund does not engage in sales of goods or services. Its only assets are its investment in the Master Fund, cash and receivables from the Master Fund. The Master Fund does not engage in the sale of goods or services. The Master Fund’s only assets are its equity in its trading accounts, consisting of cash, net unrealized appreciation on open futures contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Fund, through its investment in the Master Fund. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the third quarter of 2014.

For the nine months ended September 30, 2014 and the period from February 19, 2013 (commencement of trading operations) to September 30, 2013, the Master Fund’s average margin to equity ratio was 12.6% and 10.4%, respectively.

The Fund’s capital consists of the capital contributions of the Members as increased or decreased by income/(loss) from its investment in the Master Fund and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2014, the Fund’s capital increased 80.4% from $46,935,428 to $84,673,671. This increase was attributable to subscriptions for Redeemable Units totaling $36,392,770, coupled with a net gain from operations of $3,093,485, which was partially offset by redemptions of Redeemable Units resulting in an outflow of $1,748,012.  Future redemptions from the Fund could impact the amount of funds available for investment in the Master Fund in subsequent periods.

The Master Fund’s capital consists of the capital contributions of the investors of the Master Fund as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, withdrawals of interest from the Master Fund and distributions of profits, if any.

For the nine months ended September 30, 2014, the Master Fund’s capital increased 80.1% from $47,033,777 to $84,703,932. This increase was attributable to subscriptions for interest in the Master Fund totaling $36,392,770, coupled with a net gain from operations of $5,514,380, which was partially offset by the withdrawal of interest in the Master Fund resulting in an outflow of $4,236,995. Future withdrawals from the Master Fund can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

Results of Operations

During the Fund’s third quarter of 2014, the net asset value per Redeemable Unit increased 1.2% from $1,058.32 to $1,070.58. The Fund, for its own account, through its investment in the Master Fund, experienced a net trading gain before brokerage fees and related fees in the third quarter of 2014 of $2,793,760. Gains were primarily attributable to the Master Fund’s trading of commodity futures in non-U.S. interest rates, metals, energy, softs, currencies and livestock were partially offset by losses in grains and U.S. interest rates.

The Fund was positive for the third quarter. The Fund profited most across non-U.S. fixed income positions followed by metals, energy and currencies. Exposure to grains and U.S. fixed income positions detracted. The Fund was generally long fixed income which benefited from ongoing stresses in the relationship between Russia and Ukraine and continued concerns over European growth and subpar U.S. employment data.  Many fixed income markets reached new yearly highs in the third quarter. Base metal systems contributed positive performance; particularly aluminum and zinc where a series of production cuts by global smelters and mine closures resulted in deteriorating inventories and supply deficits. Within currencies, long U.S. dollar against the euro generated strong performance.

The Fund was generally long equity indices which resulted in negligible performance. U.S. equities climbed to record prices in August as investors focused on strong corporate earnings but markets pulled back as the prospect of higher U.S. interest rates weighed on prices. Russia banned imports of agricultural produce from those countries which have imposed sanctions on Russia following the Ukraine crisis. Meats moved lower and provided negative performance contribution. Furthermore, grains detracted as U.S. farmers began to harvest record crops and China suspended import approval for two genetically modified traits. Soybean prices and the value of the fund’s contracts continued to fall through September.

During the Fund’s third quarter of 2013, the net asset value per Redeemable Unit decreased 2.7% from $986.41 to $959.33. The Fund, for its own account, through its investment in the Master Fund, experienced a net trading loss before brokerage fees and related fees in the third quarter of 2013 of $448,072. Losses were primarily attributable to the Master Fund’s trading of commodity futures in metals, energy and currencies and were partially offset by gains in indices, grains and softs.

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

Brokerage fees are calculated as a percentage of the Fund’s capital account balance at the Master Fund as of the end of each month and are affected by trading performance and redemptions.  Brokerage, clearing and transaction fees of the Master Fund for the three months ended September 30, 2014 and 2013 were $742,094 and $362,017, respectively.  Brokerage, clearing and transaction fees of the Master Fund for the nine months ended September 30, 2014 and the period from February 19, 2013 (commencement of trading operations) to September 30, 2013 were $1,884,404 and $800,586, respectively. The increase in brokerage, clearing and transaction fees for the three and nine months ended September 30, 2014 is due to higher average net assets as compared to the corresponding periods in 2013.

Advisory fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions.

Advisory fees of the Fund for the three months ended September 30, 2014 and 2013 were $308,405 and $150,790, respectively.  The calculation of advisory fees for the three months ended September 30, 2014 and 2013 was based on a monthly average net asset value of $82,241,288 and $40,210,683, respectively.  The increase in advisory fees for the three months ended September 30, 2014 as compared to the corresponding period in 2013 is due to an increase in the average net assets.

Advisory fees of the Fund for the nine months ended September 30, 2014 and the period from February 19, 2013 (commencement of trading operations) to September 30, 2013 were $783,090 and $330,966, respectively.  The calculation of advisory fees for the nine months ended September 30, 2014 and the period from February 19, 2013 (commencement of trading operations) to September 30, 2013 was based on a monthly average net asset value of $69,608,010 and $35,169,318, respectively.  The increase in advisory fees for the nine months ended September 30, 2014 as compared to the corresponding period in 2013 is due to an increase in the average net assets.

Administrative fees are paid to Sydling for administering the business and affairs of the Fund.  These fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions.

Administrative fees of the Fund for the three months ended September 30, 2014 and 2013 were $102,802 and $50,263, respectively.  The calculation of administrative fees for the three months ended September 30, 2014 and 2013 was based on a monthly average net asset value of $82,241,288 and $40,210,683, respectively.  The increase in administrative fees for the three months ended September 30, 2014 as compared to the corresponding period in 2013 is due to an increase in the average net assets.

Administrative fees of the Fund for the nine months ended September 30, 2014 and the period from February 19, 2013 (commencement of trading operations) to September 30, 2013 were $261,030 and $110,322, respectively.  The calculation of administrative fees for the nine months ended September 30, 2014 and the period from February 19, 2013 (commencement of trading operations) to September 30, 2013 was based on a monthly average net asset value of $69,608,010 and $35,169,318, respectively.

The increase in administrative fees for the nine months ended September 30, 2014 as compared to the corresponding period in 2013 is due to an increase in the average net assets.

Incentive fees to the Advisor are based on the new trading profits generated by the Advisor, paid at the end of each quarter, as defined in the Trading Advisory Agreement between the Fund, Sydling and the Advisor. An incentive fee of $1,145,601 was earned for the nine months ended September 30, 2014.  There was no incentive fee earned for the period from February 19, 2013 (commencement of trading operations) to September 30, 2013.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master Fund’s open positions by market category as of September 30, 2014 and December 31, 2013, and the highest, lowest and average value during the three months ended September 30, 2014 and the period from February 19, 2013 (commencement of trading operations) to December 31, 2013. All open position trading risk exposures of the Master Fund have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Fund’s Annual Report on Form 10.

As of September 30, 2014, the Master Fund’s total capitalization was $84,703,932 and the Fund owned 100% of the Master Fund. The Fund invests substantially all of its assets in the Master Fund. The Master Fund’s Value at Risk as of September 30, 2014 was as follows:

			Three Months ended September 30, 2014 (unaudited)
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,383,365	1.63%	$1,577,563	$1,210,882	$1,372,864
Energy	476,181	0.56	476,181	242,764	322,365
Grains	708,335	0.84	708,335	375,179	520,638
Index	2,500,734	2.95	2,679,134	1,824,895	2,235,463
Interest Rate Non-U.S.	3,111,872	3.67	3,180,143	2,252,731	2,675,363
Interest Rate U.S.	3,694,898	4.36	3,778,400	2,501,053	3,065,787
Livestock	128,643	0.15	136,977	71,468	100,828
Lumber	1,787	—	1,802	1,423	1,567
Metals	460,969	0.55	460,969	160,202	242,106
Softs	288,675	0.35	290,703	203,912	240,557
Total	$12,755,459	15.06%

*Average daily Value at Risk.

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

*Average daily Value at Risk.

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

Sydling’s President and CFO have evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2014 and, based on that evaluation, Sydling’s President and CFO have concluded that, at that date, the Fund’s disclosure controls and procedures were effective.

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

There were no changes in the Fund’s internal control over financial reporting process during the fiscal quarter ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended September 30, 2014, there were additional subscriptions of 10,148.773 Redeemable Units totaling $10,615,520. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933 and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, Sydling relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used for the trading of commodity interests, including futures and option contracts.

The following chart sets forth the purchases of Redeemable Units by the Fund.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2014 — July 31, 2014	61.877	$1,025.84	N/A	N/A
August 1, 2014 — August 31, 2014	—	$—	N/A	N/A
September 1, 2014 — September 30, 2014	—	$—	N/A	N/A
Total	61.877	$1,025.84

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

	(a)	Letter from Sydling extending the Trading Advisory Agreement for 2015, dated June 29, 2014 (filed as Exhibit 10.4(a) to the Form 10-Q filed on August 14, 2014 and incorporated herein by reference).

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

Exhibit 99.2		Organization Chart (filed as Exhibit 99.2 to the general form for registration of securities on Form 10 filed on May 29, 2014 and incorporated herein by reference).

Exhibit 101.INS		XBRL Instance Document.

Exhibit 101.SCH		XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.LAB		XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit 101.DEF		XBRL Taxonomy Extension Definition Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAVENDISH FUTURES FUND LLC
(Registrant)

By:	Sydling Futures Management LLC

By:	/s/ Jerry Pascucci
Jerry Pascucci
President and Director

Date:	November 14, 2014