Form 10-Q
period 2015-03-31
Cavendish Futures Fund LLC
filed 2015-05-14
CIK 1562622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of April 30, 2015, 115,038.222 Limited Liability Company Redeemable Units were outstanding.

CAVENDISH FUTURES FUND LLC

Form 10-Q

Index

		Page
		Number

PART I — Financial Information:
Item 1.	Financial Statements:

	Statements of Financial Condition at March 31, 2015 (unaudited) and December 31, 2014	3

	Statements of Operations and Changes in Members’ Capital for the three months ended March 31, 2015 and 2014 (unaudited)	4

	Notes to Financial Statements, including the Financial Statements of Sydling WNT Master Fund LLC (unaudited)	5 – 16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17 – 18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19 – 20

Item 4.	Controls and Procedures	20

PART II — Other Information		21 – 22

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

Exhibit 101.CAL — XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.LAB — XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE — XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit 101.DEF — XBRL Taxonomy Extension Definition Document.

PART I

Item 1.  Financial Statements

Cavendish Futures Fund LLC

Statements of Financial Condition

	(Unaudited)
	March 31, 2015	December 31, 2014
ASSETS

Investment in Sydling WNT Master Fund LLC, at fair value (cost $106,877,870 and $83,859,327, respectively)	$138,038,814	$105,608,724
Cash	9,560,749	5,973,766
Receivable from Sydling WNT Master Fund LLC	2,383,545	3,381,488
Total Assets	$149,983,108	$114,963,978

LIABILITIES

Subscriptions received in advance	$9,418,284	$5,911,500
Redemptions payable	—	58,880
Incentive fee payable	2,112,137	3,027,080
Accrued expenses:
Advisory fees	175,481	136,095
Administrative fees	58,494	45,365
Professional fees and other expenses	166,398	168,768
Organizational costs	13,500	15,131
Total Liabilities	11,944,294	9,362,819

MEMBERS’ CAPITAL

Member Designee (25.000 Redeemable Units)	32,020	30,159
Non-Managing Members (107,749.356 and 87,511.813 Redeemable Units)	138,006,794	105,571,000

Total Members’ Capital	138,038,814	105,601,159
Total Liabilities and Members’ Capital	$149,983,108	$114,963,978
Members’ Capital per Redeemable Unit (based on 107,774.356 and 87,536.813 Redeemable Units)	$1,280.81	$1,206.36

See accompanying notes to financial statements.

Cavendish Futures Fund LLC

Statements of Operations and Changes in Members’ Capital

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014

INVESTMENT INCOME

Interest allocated from Sydling WNT Master Fund LLC	$4,869	$5,354

EXPENSES

Expenses allocated from Sydling WNT Master Fund LLC	1,190,127	512,960
Incentive fees	2,112,137	—
Advisory fees	485,667	204,421
Administrative fees	161,889	68,140
Professional fees and other expenses	112,300	58,125
Total Expenses	4,062,120	843,646

NET INVESTMENT (LOSS)	(4,057,251)	(838,292)

TRADING RESULTS

Net realized gain/(loss) allocated from Sydling WNT Master Fund LLC	12,404,981	1,147,397
Net change in unrealized appreciation/(depreciation) allocated from Sydling WNT Master Fund LLC	(862,153)	(1,021,224)
Total Trading Results	11,542,828	126,173

Net income/(loss)	7,485,577	(712,119)

Subscriptions — Non-managing Members	25,126,090	16,880,980
Redemptions — Non-managing Members	(174,012)	(448,986)

Net increase in Members’ Capital	32,437,655	15,719,875

Members’ Capital, beginning of period	$105,601,159	$46,935,428

Members’ Capital, end of period	$138,038,814	$62,655,303

Net income/(loss) per Redeemable Unit	$74.45	$(10.81)

Weighted average Redeemable Units outstanding	99,277.106	51,131.575

See accompanying notes to financial statements.

Cavendish Futures Fund LLC

Notes to Financial Statements

March 31, 2015

(Unaudited)

1.  General

Cavendish Futures Fund LLC (the “Fund”) is a Delaware limited liability company formed on August 7, 2012.  Trading operations of the Fund commenced on February 19, 2013.  The Fund’s investment objective is to achieve capital appreciation through speculative trading in U.S. and international futures, options on futures and forward markets.  The Fund may also engage in swap and other derivative transactions upon approval of Sydling Futures Management LLC (“Sydling”).  The Fund privately and continually offers redeemable units of limited liability company interest in the Fund (“Redeemable Units”) to qualified investors and subscriptions are generally accepted monthly.  There is no maximum number of Redeemable Units that may be sold by the Fund.  The Fund invests substantially all of its assets in the Sydling WNT Master Fund LLC (“Master Fund”), also a Delaware limited liability company, which has the same investment objective as the Fund.  The Master Fund’s Statements of Financial Condition, including Condensed Schedules of Investments and Statements of Operations and Changes in Members’ Capital are included herein.  The percentage of the Master Fund’s capital owned by the Fund at March 31, 2015 and December 31, 2014 was 100%.  The performance of the Fund is directly affected by the performance of the Master Fund.

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

Sydling and each Member share in the profits and losses of the Fund in proportion to the amount of limited liability company interest owned by each except that no Member shall be liable for obligations of the Fund in excess of such member’s capital contribution and profits, if any, net of distributions and losses, if any.

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

The Master Fund’s Statements of Financial Condition and Condensed Schedules of Investments as of March 31, 2015 and December 31, 2014 and Statements of Operations and Changes in Members’ Capital for the three months ended March 31, 2015 and 2014 are presented below:

Sydling WNT Master Fund LLC

Statements of Financial Condition

	(Unaudited)
	March 31, 2015	December 31, 2014

ASSETS

Cash (including restricted cash of $18,175,533 and $10,545,800, respectively)	$136,763,775	$104,413,436
Net unrealized appreciation on open futures contracts	4,129,409	4,991,562
Interest receivable	7,567	3,879
Total Assets	$140,900,751	$109,408,877

LIABILITIES AND MEMBER’S CAPITAL

Redemptions payable	$2,383,545	$3,381,488
Accrued expenses:
Brokerage fees	410,763	318,818
Professional fees and other expenses	67,629	99,847
Total Liabilities	2,861,937	3,800,153

MEMBER’S CAPITAL

Non-Managing Members	138,038,814	105,608,724
Total Member’s Capital	138,038,814	105,608,724
Total Liabilities and Member’s Capital	$140,900,751	$109,408,877

Sydling WNT Master Fund LLC

Condensed Schedule of Investments

March 31, 2015

(Unaudited)

			Percent of
Number of			Member’s
Contracts		Fair Value	Capital
	FUTURES CONTRACTS OWNED
76	CURRENCIES	$29,484	0.02%
93	ENERGY	(140,300)	(0.10)%
7,025	FINANCIALS	3,309,775	2.40%
145	GRAINS	(106,297)	(0.08)%
1,374	INDEX	416,718	0.30%
49	METALS	(58,155)	(0.04)%
	TOTAL FUTURES CONTRACTS OWNED	3,451,225	2.50%

	FUTURES CONTRACTS SOLD
(786)	CURRENCIES	125,170	0.09%
(305)	ENERGY	515,532	0.37%
(5)	FINANCIALS	10	0.00%
(312)	GRAINS	683,592	0.50%
(10)	INDEX	(15,575)	(0.01)%
(2)	INDUSTRIALS	3,476	0.00%
(19)	MATERIALS	(10,030)	(0.01)%
(84)	MEATS	35,245	0.03%
(292)	METALS	(659,236)	(0.48)%
	TOTAL FUTURES CONTRACTS SOLD	678,184	0.49%
	TOTAL FUTURES CONTRACTS	4,129,409	2.99%
	OTHER ASSETS IN EXCESS OF OTHER LIABILITIES	133,909,405	97.01%
	TOTAL MEMBER’S CAPITAL	$138,038,814	100.00%

Percentages shown represent a percentage of member’s capital as of March 31, 2015.

Sydling WNT Master Fund LLC

Condensed Schedule of Investments

December 31, 2014

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

Sydling WNT Master Fund LLC

Statements of Operations and Changes in Member’s Capital

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014

INVESTMENT INCOME

Interest income	$4,869	$5,354

EXPENSES

Brokerage, clearing and transaction fees	1,165,002	492,710
Professional fees	25,125	20,250
Total Expenses	1,190,127	512,960

NET INVESTMENT (LOSS)	(1,185,258)	(507,606)

NET REALIZED AND UNREALIZED GAIN/(LOSS) FROM DERIVATIVE INSTRUMENTS

Net realized gain/(loss) from futures	12,404,981	1,147,397
Net change in unrealized appreciation/(depreciation) on futures	(862,153)	(1,021,224)
Net Realized and Unrealized Gain/(Loss) from Derivative Instruments	11,542,828	126,173

Net income/(loss)	10,357,570	(381,433)

INCREASE/(DECREASE) IN MEMBER’S CAPITAL FROM CAPITAL TRANSACTIONS

Subscriptions	25,126,090	16,880,980
Redemptions	(3,053,570)	(802,368)

Net Increase in Member’s Capital Derived from Capital Transactions	22,072,520	16,078,612
Net Increase in Member’s Capital	32,430,090	15,697,179
Member’s Capital, Beginning of Period	105,608,724	47,033,777
Member’s Capital, End of Period	$138,038,814	$62,730,956

2.              Financial Highlights

Changes in the net asset value per Redeemable Unit for the three months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Per share operating performance: (a)
Members’ capital per Redeemable Unit, beginning of period	$1,206.36	$1,028.57
Income/(loss) from investment operations:
Net investment (loss) including incentive fee	(40.14)	(16.04)
Net realized and unrealized gain/(loss) from investment activities (b)	114.59	5.23
Total from investment operations	74.45	(10.81)
Members’ capital per Redeemable Unit, end of period	$1,280.81	$1,017.76

Ratio/Supplemental Data: (c)
Ratio of net investment (loss) to average Members’ capital	(13.28)%	(6.40)%
Ratio of total expenses to average Members’ capital	6.38%	6.45%
Ratio of incentive fee to average Members’ capital	6.91%	—%
Ratio of total expenses and incentive fee to average Members’ capital	13.29%	6.45%

Total return before incentive fee	7.90%	(1.05)%
Incentive fee	(1.73)%	—%
Total return after incentive fee	6.17%	(1.05)%

Members’ capital at end of period	$138,038,814	$62,655,303

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

Financial Highlights of the Master Fund:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014

Ratio/Supplemental Data: (a)
Ratio of net investment loss to average member’s capital	(3.86)%	(3.87)%
Ratio of total expenses to average member’s capital	3.88%	3.91%
Total return	8.55%	(0.46)%
Member’s capital at end of period	$138,038,814	$62,730,956

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

All of the commodity interests owned by the Master Fund are held for trading purposes.  The average number of futures contracts traded for the three months ended March 31, 2015 and 2014, based on a monthly calculation, was 4,123 and 2,234, respectively.

The following tables indicate the gross fair values of derivative instruments of futures contracts as separate assets and liabilities as of March 31, 2015 and December 31, 2014.

	March 31, 2015	December 31, 2014
ASSETS
Futures Contracts
Currencies	$349,528	$1,153,935
Energy	519,862	1,058,034
Financials	3,342,451	2,418,331
Grains	709,998	191,418
Index	622,024	1,337,472
Industrials	3,476	693
Materials	—	1,385
Meats	67,370	72,730
Metals	13,391	329,744
Total unrealized appreciation on open futures contracts	$5,628,100	$6,563,742

LIABILITIES
Futures Contracts
Currencies	$(194,874)	$(5,540)
Energy	(144,630)	(485,510)
Financials	(32,666)	(332,427)
Grains	(132,703)	(116,030)
Index	(220,881)	(311,207)
Materials	(10,030)	(330)
Meats	(32,125)	(63,853)
Metals	(730,782)	(257,283)
Total unrealized depreciation on open futures contracts	$(1,498,691)	$(1,572,180)

Net unrealized appreciation on open futures contracts *	$4,129,409	$4,991,562

* These amounts are presented as “Net unrealized appreciation on open futures contracts” on the Master Fund’s Statements of Financial Condition.

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2015 and 2014.

	Three months ended March 31, 2015		Three months ended March 31, 2014
Sector	Gain/(loss) from trading		Gain/(loss) from trading

Currencies	$3,717,143		$105,808
Energy	259,903		(273)
Financials	4,471,764		825,816
Grains	377,745		(24,082)
Index	3,669,187		(655,788)
Industrials	7,381		(1,441)
Materials	(57,930)		38,605
Meats	113,166		361,850
Metals	(1,015,531)		(524,322)
	$11,542,828	****	$126,173	****

**** These amounts are presented as “Net Realized and Unrealized Gain/(Loss) from Derivative Instruments” on the Master Fund’s Statements of Operations and Changes in Members’ Capital.

The volume of activity of futures that are presented in the Master Fund’s Condensed Schedule of Investments is consistent with the average monthly activity during the periods ended March 31, 2015 and 2014.

4.              Fair Value Measurements

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

The Fund values investments in the Master Fund, where there are no other rights or obligations inherent within the ownership interest held by the Fund, based on the end of the day net asset value of the Master Fund (Level 2).  The value of the Fund’s investment in the Master Fund reflects its proportional interest in the Master Fund.  As of and for the periods ended March 31, 2015 and December 31, 2014, the Fund did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of Sydling’s assumptions and internal valuation pricing models (Level 3).

The Fund recognizes transfers into and out of the levels indicated above at the end of the reporting period.  During the periods ended March 31, 2015 and December 31, 2014, there were no transfers amongst Levels 1, 2 and 3 of the valuation hierarchy.

For assets and liabilities measured at fair value on a recurring basis during the period, the Master Fund provides quantitative disclosures about the fair value measurements separately for each class of assets and liabilities, as well as a reconciliation of beginning and ending balances of Level 3 assets and liabilities broken down by class.

The Master Fund considers prices for exchange-traded commodity futures and option contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1).  As of and for the periods ended March 31, 2015 and December 31, 2014, the Master Fund did not hold any derivative instruments for which market quotations were not readily available and which were priced by broker-dealers who derive fair values for these assets from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of Sydling’s assumptions and internal valuation pricing models (Level 3).  The gross presentation of the fair value of the Master Fund’s derivatives by instrument type is shown in Note 3, “Trading Activities.”

The Master Fund recognizes transfers into and out of the levels indicated above at the end of the reporting period.  During the periods ended March 31, 2015 and December 31, 2014, there were no transfers amongst Levels 1, 2 and 3 of the valuation hierarchy.

The following is a summary of the Master Fund’s investments at fair value.  The inputs or methodology used for valuing derivative instruments are not necessarily an indication of the risk associated with investing in those derivative instruments.

ASSET TABLE (Unaudited)

Description	Total Fair Value at March 31, 2015	Level 1	Level 2	Level 3
Future Contracts	$4,129,409	$4,129,409	$—	$—
Total Assets	$4,129,409	$4,129,409	$—	$—

ASSET TABLE

Description	Total Fair Value at December 31, 2014	Level 1	Level 2	Level 3
Futures Contracts	$4,991,562	$4,991,562	$—	$—
Total Assets	$4,991,562	$4,991,562	$—	$—

5.              Financial Instrument Risks

In the normal course of business, the Master Fund, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments.  These financial instruments may include futures, forwards and options on futures whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument.  These instruments may be traded on an exchange or over-the-counter (“OTC”).  Exchange-traded instruments are standardized and include futures and certain forward and options contracts.  OTC contracts are negotiated between contracting parties and include certain swaps, forwards and options contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted.  The purchaser of an option may lose the entire premium paid for the option.  The writer, or seller, of an option has unlimited risk.  Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk.  In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.  For the three months ended March 31, 2015 and 2014 the Master Fund traded futures contracts only.

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

6.              Significant Accounting Policies

The Fund’s and the Master Fund’s accounting policies are the same and are consistent with the accounting policies in the Fund’s financial statements on Form 10-K for the year ended December 31, 2014.

The Master Fund is an investment company and applies specialized accounting and reporting guidance as outlined in Financial Standard Accounting Board Update 2013-08, Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2013-08”).

Statement of Cash Flows. The Fund is not required to provide a Statement of Cash Flows in accordance with Accounting Standards Codification (“ASC”) 230.

Investment in Master Fund. The Fund records its investment in the Master Fund at fair value and is represented by the Fund’s proportionate interest in the capital of the Master Fund at March 31, 2015 and December 31, 2014.  Valuation of securities held by the Master Fund is discussed in the Notes to the Master Fund’s financial statements.  The Fund records its pro rata share of the Master Fund’s income, expenses and realized and unrealized gains and losses.  The performance of the Fund is directly attributable to the performance of the Master Fund.  The Fund records its subscription and withdrawal of the capital account related to its investment in the Master Fund on the transaction date.  The Master Fund will adjust the capital account of the Fund.  Brokerage, clearing and transaction fees are incurred by the Master Fund and are reflected in the pro rata allocation received by the Fund from the Master Fund.

Subscriptions Received in Advance. Subscriptions received in advance represent amounts paid by the non-managing Members for a percentage ownership into the Fund which have not yet been added as Members’ capital as of March 31, 2015 and December 31, 2014. The amount paid is held as cash in the Fund’s escrow account and represents the cash on the Fund’s Statements of Financial Condition.

Redemptions Payable.  Pursuant to ASC Topic 480, Distinguishing Liabilities from Equity, capital withdrawals effective March 31, 2015 and December 31, 2014 have been reflected as redemptions payable in the Statements of Financial Condition.

Income Taxes. The Fund is classified as a partnership for U.S. federal income tax purposes, and the Fund will not pay U.S. federal income tax.  As a result, no income tax liability or expense has been recorded in the financial statements.

Sydling has analyzed the Master Fund’s tax positions for the open tax period and has concluded that no provision is required in the Master Fund’s financial statements.  The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in its Statements of Income.  For the periods ended March 31, 2015 and December 31, 2014, the Master Fund did not incur any interest or penalties.

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

As of March 31, 2015, all of these costs have been reimbursed to UBSFSI by the Fund.

8.              Subsequent Events

Sydling has evaluated the impact of all subsequent events on the Fund through the date of the filing.  Subsequent to March 31, 2015, additional subscriptions were received from the non-managing Members totaling $7,575,960.  Subsequent to March 31, 2015, redemptions of $108,267 will be paid to the non-managing Members.  Sydling has determined that there were no additional subsequent events requiring recognition or disclosure in the financial statements.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Fund does not engage in sales of goods or services. Its only assets are its investment in the Master Fund, cash and receivables from the Master Fund. The Master Fund does not engage in the sale of goods or services. The Master Fund’s only assets are its equity in its trading accounts, consisting of cash, net unrealized appreciation on open futures contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Fund, through its investment in the Master Fund. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the first quarter of 2015.

For the three months ended March 31, 2015 and 2014, the Master Fund’s average margin to equity ratio was 10.9% and 11.7%, respectively.

The Fund’s capital consists of the capital contributions of the Members as increased or decreased by income/(loss) from its investment in the Master Fund and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2015, the Fund’s capital increased 30.7% from $105,601,159 to $138,038,814. This increase was attributable to subscriptions for Redeemable Units totaling $25,126,090, coupled with a net gain from operations of $7,485,577, which was partially offset by redemptions of Redeemable Units resulting in an outflow of $174,012.  Future redemptions from the Fund could impact the amount of funds available for investment in the Master Fund in subsequent periods.

The Master Fund’s capital consists of the capital contributions of the investors of the Master Fund as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, withdrawals of interest from the Master Fund and distributions of profits, if any.

For the three months ended March 31, 2015, the Master Fund’s capital increased 30.7% from $105,608,724 to $138,038,814. This increase was attributable to subscriptions for interest in the Master Fund totaling $25,126,090, coupled with a net gain from operations of $10,357,570, which was partially offset by the withdrawal of interest in the Master Fund resulting in an outflow of $3,053,570. Future withdrawals from the Master Fund can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

Results of Operations

During the Fund’s first quarter of 2015, the net asset value per Redeemable Unit increased 6.2% from $1,206.36 to $1,280.81. The Fund, for its own account, through its investment in the Master Fund, experienced a net trading gain before brokerage fees and related fees in the first quarter of 2015 of $11,542,828. Gains were primarily attributable to the Master Fund’s trading of commodity futures in currencies, indices, U.S. and non-U.S. interest rates, softs, livestock and lumber and were partially offset by losses in metals, grains and energy.

First quarter of 2015 was a profitable period for Cavendish Futures Fund, after strong performance results for full year 2014. Both trend and carry based strategies contributed to the gain in the first quarter.  Gains came from fixed income, stock indices and foreign exchange. Grains and metals, both precious and base metals, were detractors.

Within fixed income, a long position in Bund futures was the best performer. The European Central Bank announced the quantitative easing program in January and initiated initial bond purchases in March. By the end of the quarter yields along the German curve was negative until the seven year point.

In foreign exchange, a short position on the euro against the dollar made a significant positive contribution. Gains were driven by the quantitative easing in Europe and interest rate hikes expected in the US. Commodity related currencies also weakened versus the US dollar resulting in gains. Among notable events was the decision by the Swiss Central Bank to remove the cap on the strength of the Franc against the Euro. This resulted in a 30% intraday fall in the Euro against the Franc, which is not something that one would expect to see often. The losses intraday from Swiss Franc were offset by gains in short Euro positions.

In stock indices sectors, Dow Jones Euro Stoxx Index futures and Nikkei Index futures were among notable winners. These markets received strong support from monetary policy and expected improvements in the respective the domestic economies.

During the Fund’s first quarter of 2014, the net asset value per Redeemable Unit decreased 1.1% from $1,028.57 to $1,017.76. The Fund, for its own account, through its investment in the Master Fund, experienced a net trading gain before brokerage fees and related fees in the first quarter of 2014 of $126,173. Gains were primarily attributable to the Master Fund’s trading of commodity futures in non-U.S. interest rates, grains, livestock, currencies and energy and were partially offset by losses in indices, U.S. interest rates, metals and softs.

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

Brokerage fees are calculated as a percentage of the Fund’s capital account balance at the Master Fund as of the end of each month and are affected by trading performance and redemptions.  Brokerage, clearing and transaction fees of the Master Fund for the three months ended March 31, 2015 and 2014 were $1,165,002 and $492,710, respectively.  The increase in brokerage, clearing and transaction fees for the three months ended March 31, 2015 is due to higher average net assets as compared to the corresponding period in 2014.

Advisory fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions.

Advisory fees of the Fund for the three months ended March 31, 2015 and 2014 were $485,667 and $204,421, respectively.  The calculation of advisory fees for the three months ended March 31, 2015 and 2014 was based on a monthly average net asset value of $129,511,266 and $54,512,354, respectively.  The increase in advisory fees for the three months ended March 31, 2015 as compared to the corresponding period in 2014 is due to an increase in the average net assets.

Administrative fees are paid to Sydling for administering the business and affairs of the Fund.  These fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions.

Administrative fees of the Fund for the three months ended March 31, 2015 and 2014 were $161,889 and $68,140, respectively.  The calculation of administrative fees for the three months ended March 31, 2015 and 2014 was based on a monthly average net asset value of $129,511,266 and $54,512,354, respectively.  The increase in administrative fees for the three months ended March 31, 2015 as compared to the corresponding period in 2014 is due to an increase in the average net assets.

Incentive fees to the Advisor are based on the new trading profits generated by the Advisor, paid at the end of each quarter, as defined in the Trading Advisory Agreement between the Fund, Sydling and the Advisor. An incentive fee of $2,112,137 was earned for the three months ended March 31, 2015.  There was no incentive fee earned for the three months ended March 31, 2014.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master Fund’s open positions by market category as of March 31, 2015 and December 31, 2014, and the highest, lowest and average value during the three months ended March 31, 2015 and the year ended December 31, 2014. All open position trading risk exposures of the Master Fund have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Fund’s Annual Report on Form 10-K.

As of March 31, 2015, the Master Fund’s total capitalization was $138,038,814 and the Fund owned 100% of the Master Fund. The Fund invests substantially all of its assets in the Master Fund. The Master Fund’s Value at Risk as of March 31, 2015 was as follows:

			Three Months ended March 31, 2015 (unaudited)
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,715,081	1.24%	$1,715,081	$1,075,315	$1,418,056
Energy	778,378	0.56	804,257	357,446	573,693
Grains	390,947	0.28	474,401	251,312	359,075
Index	3,174,322	2.30	3,321,850	1,510,936	2,400,991
Interest Rate Non-U.S.	4,464,889	3.26	4,661,530	2,386,517	3,645,226
Interest Rate U.S.	6,308,752	4.57	6,320,525	3,242,996	4,614,643
Livestock	168,180	0.12	193,205	83,250	139,920
Lumber	4,004	— **	4,240	1,855	3,505
Metals	682,731	0.49	756,019	262,177	451,549
Softs	488,230	0.35	512,390	267,237	402,628
Total	$18,175,514	13.17%

*Average daily Value at Risk.

** Due to rounding

As of December 31, 2014, the Master Fund’s total capitalization was $105,608,724 and the Fund owned 100% of the Master Fund. The Fund invests substantially all of its assets in the Master Fund. The Master Fund’s Value at Risk as of December 31, 2014 was as follows:

December 31, 2014

(Unaudited)

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,458,554	1.38%	$1,665,541	$861,809	$1,285,835
Energy	353,802	0.34	528,352	104,006	281,776
Grains	384,627	0.36	708,335	259,298	434,700
Index	1,695,276	1.61	2,679,134	869,800	1,706,797
Interest Rate Non-U.S.	2,581,922	2.44	3,180,143	1,071,640	2,332,233
Interest Rate U.S.	3,337,784	3.16	4,140,880	1,064,136	2,747,830
Livestock	110,448	0.10	138,483	29,017	101,681
Lumber	1,872	— **	1,872	—	1,468
Metals	355,681	0.34	462,623	95,376	241,850
Softs	265,804	0.25	290,703	158,380	221,572

Total	$10,545,772	9.99%

*Average daily Value at Risk.

** Due to rounding

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

Sydling’s President and CFO have evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2015 and, based on that evaluation, Sydling’s President and CFO have concluded that, at that date, the Fund’s disclosure controls and procedures were effective.

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

There were no changes in the Fund’s internal control over financial reporting process during the fiscal quarter ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                     Legal Proceedings

The following information supplements and amends the discussion set forth under Item 3. “Legal Proceedings” in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. There are no material legal proceedings pending against the Fund and Sydling.

Item 1A.            Risk Factors

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2015, there were additional subscriptions of 20,376.674 Redeemable Units totaling $25,126,090. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933 and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, Sydling relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used for the trading of commodity interests, including futures and option contracts.

The following chart sets forth the purchases of Redeemable Units by the Fund.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2015 – January 31, 2015	139.121	$1,250.79	N/A	N/A
February 1, 2015 – February 28, 2015	—	$—	N/A	N/A
March 1, 2015 – March 31, 2015	—	$—	N/A	N/A
Total	139.121	$1,250.79

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

Item 4.                     Mine Safety Disclosures — Not Applicable

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

Exhibit 99.1

Annual Report of the Fund for the period ended December 31, 2014 (filed as Exhibit 99.1 to the general form for registration of securities on Form 10 filed on May 29, 2014 and incorporated herein by reference).

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

CAVENDISH FUTURES FUND LLC
(Registrant)

By:	Sydling Futures Management LLC

By:	/s/ Jerry Pascucci
Jerry Pascucci
President and Director

Date:	May 14, 2015