Form 10-Q
period 2015-06-30
Cavendish Futures Fund LLC
filed 2015-08-14
CIK 1562622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 31, 2015, 135,932.815 Limited Liability Company Redeemable Units were outstanding.

CAVENDISH FUTURES FUND LLC

Form 10-Q

Index

		Page
		Number

PART I — Financial Information:
Item 1.	Financial Statements:

	Statements of Financial Condition at June 30, 2015 (unaudited) and December 31, 2014	3

	Statements of Operations and Changes in Members’ Capital for the three and six months ended June 30, 2015 and 2014 (unaudited)	4

	Notes to Financial Statements, including the Financial Statements of Sydling WNT Master Fund LLC (unaudited)	5 – 16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17 – 19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20 – 21

Item 4.	Controls and Procedures	21

PART II — Other Information		22 – 23

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

Exhibit 101.CAL — XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.LAB — XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE — XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit 101.DEF — XBRL Taxonomy Extension Definition Document.

PART I

Item 1.  Financial Statements

Cavendish Futures Fund LLC

Statements of Financial Condition

	(Unaudited)
	June 30, 2015	December 31, 2014
ASSETS

Investment in Sydling WNT Master Fund LLC, at fair value (cost $135,830,348 and $83,859,327, respectively)	$151,652,425	$105,608,724
Cash	5,387,021	5,973,766
Receivable from Sydling WNT Master Fund LLC	440,860	3,381,488
Total Assets	$157,480,306	$114,963,978

LIABILITIES

Subscriptions received in advance	$5,218,500	$5,911,500
Redemptions payable	150,000	58,880
Incentive fee payable	—	3,027,080
Accrued expenses:
Advisory fees	190,070	136,095
Administrative fees	63,357	45,365
Professional fees and other expenses	184,056	168,768
Organizational costs	21,898	15,131
Total Liabilities	5,827,881	9,362,819

MEMBERS’ CAPITAL

Member Designee (25.000 Redeemable Units)	28,783	30,159
Non-Managing Members (131,695.835 and 87,511.813 Redeemable Units)	151,623,642	105,571,000

Total Members’ Capital	151,652,425	105,601,159
Total Liabilities and Members’ Capital	$157,480,306	$114,963,978
Members’ Capital per Redeemable Unit (based on 131,720.835 and 87,536.813 Redeemable Units)	$1,151.32	$1,206.36

See accompanying notes to financial statements.

Cavendish Futures Fund LLC

Statements of Operations and Changes in Members’ Capital

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

INVESTMENT INCOME

Interest allocated from Sydling WNT Master Fund LLC	$3,751	$5,704	$8,620	$11,058

EXPENSES

Expenses allocated from Sydling WNT Master Fund LLC	1,350,510	669,850	2,540,637	1,182,810
Incentive fees	—	724,094	2,112,137	724,094
Advisory fees	548,211	270,264	1,033,878	474,685
Administrative fees	182,737	90,088	344,626	158,228
Professional fees and other expenses	112,300	64,125	224,600	122,250
Total Expenses	2,193,758	1,818,421	6,255,878	2,662,067

NET INVESTMENT (LOSS)	(2,190,007)	(1,812,717)	(6,247,258)	(2,651,009)

TRADING RESULTS

Net realized gain/(loss) allocated from Sydling WNT Master Fund LLC	(8,540,442)	3,809,836	3,864,539	4,957,233
Net change in unrealized appreciation/(depreciation) allocated from Sydling WNT Master Fund LLC	(5,153,667)	715,198	(6,015,820)	(306,026)
Total Trading Results	(13,694,109)	4,525,034	(2,151,281)	4,651,207

Net income/(loss)	(15,884,116)	2,712,317	(8,398,539)	2,000,198

Subscriptions — Non-managing Members	29,784,994	8,896,270	54,911,084	25,777,250
Redemptions — Non-managing Members	(287,267)	(1,235,550)	(461,279)	(1,684,536)

Net increase in Members’ Capital	13,613,611	10,373,037	46,051,266	26,092,912

Members’ Capital, beginning of period	$138,038,814	$62,655,303	$105,601,159	$46,935,428

Members’ Capital, end of period	$151,652,425	$73,028,340	$151,652,425	$73,028,340

Net income/(loss) per Redeemable Unit	$(129.49)	$40.56	$(55.04)	$29.75

Weighted average Redeemable Units outstanding	119,896.617	66,680.998	106,082.880	56,484.481

See accompanying notes to financial statements.

Cavendish Futures Fund LLC

Notes to Financial Statements

June 30, 2015

(Unaudited)

1.  General

Cavendish Futures Fund LLC (the “Fund”) is a Delaware limited liability company formed on August 7, 2012.  Trading operations of the Fund commenced on February 19, 2013.  The Fund’s investment objective is to achieve capital appreciation through speculative trading in U.S. and international futures, options on futures and forward markets.  The Fund may also engage in swap and other derivative transactions upon approval of Sydling Futures Management LLC (“Sydling”).  The Fund privately and continually offers redeemable units of limited liability company interest in the Fund (“Redeemable Units”) to qualified investors and subscriptions are generally accepted monthly.  There is no maximum number of Redeemable Units that may be sold by the Fund.  The Fund invests substantially all of its assets in the Sydling WNT Master Fund LLC (“Master Fund”), also a Delaware limited liability company, which has the same investment objective as the Fund.  The Master Fund’s Statements of Financial Condition, including Condensed Schedules of Investments and Statement of Operations and Changes in Members’ Capital are included herein.  The percentage of the Master Fund’s capital owned by the Fund at June 30, 2015 and December 31, 2014 was 100%.  The performance of the Fund is directly affected by the performance of the Master Fund.

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

The Master Fund’s Statement of Financial Condition and Condensed Schedules of Investments as of June 30, 2015 and December 31, 2014 and Statement of Operations and Changes in Members’ Capital for the three and six months ended June 30, 2015 and 2014 are presented below:

Sydling WNT Master Fund LLC

Statements of Financial Condition

	(Unaudited)
	June 30, 2015	December 31, 2014

ASSETS

Cash (including restricted cash of $15,377,794 and $10,545,800, respectively)	$153,623,209	$104,413,436
Net unrealized appreciation on open futures contracts	—	4,991,562
Interest receivable	866	3,879
Total Assets	$153,624,075	$109,408,877

LIABILITIES AND MEMBER’S CAPITAL

Net unrealized depreciation on open futures contracts	$1,024,258	$—
Redemptions payable	440,860	3,381,488
Accrued expenses:
Brokerage fees	444,903	318,818
Professional fees and other expenses	61,629	99,847
Total Liabilities	1,971,650	3,800,153

MEMBER’S CAPITAL

Non-Managing Members	151,652,425	105,608,724
Total Member’s Capital	151,652,425	105,608,724
Total Liabilities and Member’s Capital	$153,624,075	$109,408,877

Sydling WNT Master Fund LLC

Condensed Schedule of Investments

June 30, 2015

(Unaudited)

			Percent of
Number of			Member’s
Contracts		Fair Value	Capital
	FUTURES CONTRACTS OWNED
295	CURRENCIES	$317,640	0.21%
129	ENERGY	(53,768)	(0.04)%
5,285	FINANCIALS	404,206	0.27%
250	GRAINS	443,057	0.29%
997	INDEX	(1,464,462)	(0.97)%
15	MATERIALS	19,855	0.01%
32	METALS	(229,267)	(0.15)%
	TOTAL FUTURES CONTRACTS OWNED	(562,739)	(0.38)%

	FUTURES CONTRACTS SOLD
(902)	CURRENCIES	298,545	0.20%
(275)	ENERGY	105,760	0.07%
(212)	FINANCIALS	(313,814)	(0.21)%
(623)	GRAINS	(1,296,371)	(0.85)%
(72)	INDEX	(13,556)	(0.01)%
(3)	INDUSTRIALS	2,079	0.00%
(105)	MEATS	57,200	0.04%
(371)	METALS	698,638	0.46%
	TOTAL FUTURES CONTRACTS SOLD	(461,519)	(0.30)%
	TOTAL FUTURES CONTRACTS	(1,024,258)	(0.68)%
	OTHER ASSETS IN EXCESS OF OTHER LIABILITIES	152,676,683	100.68%
	TOTAL MEMBER’S CAPITAL	$151,652,425	100.00%

Percentages shown represent a percentage of member’s capital as of June 30, 2015.

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

Sydling WNT Master Fund LLC

Statements of Operations and Changes in Member’s Capital

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

INVESTMENT INCOME

Interest income	$3,751	$5,704	$8,620	$11,058

EXPENSES

Brokerage, clearing and transaction fees	1,325,385	649,600	2,490,387	1,142,310
Professional fees	25,125	20,250	50,250	40,500
Total Expenses	1,350,510	669,850	2,540,637	1,182,810

NET INVESTMENT (LOSS)	(1,346,759)	(664,146)	(2,532,017)	(1,171,752)

NET REALIZED AND UNREALIZED GAIN/(LOSS) FROM DERIVATIVE INSTRUMENTS

Net realized gain/(loss) from futures	(8,540,442)	3,809,836	3,864,539	4,957,233
Net change in unrealized appreciation/(depreciation) on futures	(5,153,667)	715,198	(6,015,820)	(306,026)
Net Realized and Unrealized Gain/(Loss) from Derivative Instruments	(13,694,109)	4,525,034	(2,151,281)	4,651,207

Net income/(loss)	(15,040,868)	3,860,888	(4,683,298)	3,479,455

INCREASE/(DECREASE) IN MEMBER’S CAPITAL FROM CAPITAL TRANSACTIONS

Subscriptions	29,784,994	8,896,270	54,911,084	25,777,250
Redemptions	(1,130,515)	(2,406,817)	(4,184,085)	(3,209,185)

Net Increase in Member’s Capital Derived from Capital Transactions	28,654,479	6,489,453	50,726,999	22,568,065
Net Increase in Member’s Capital	13,613,611	10,350,341	46,043,701	26,047,520
Member’s Capital, Beginning of Period	138,038,814	62,730,956	105,608,724	47,033,777
Member’s Capital, End of Period	$151,652,425	$73,081,297	$151,652,425	$73,081,297

2.              Financial Highlights

Changes in the net asset value per Redeemable Unit for the three and six months ended June 30, 2015 and 2014 are as follows:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Per share operating performance: (a)
Members’ capital per Redeemable Unit, beginning of period	$1,280.81	$1,017.76	$1,206.36	$1,028.57
Income/(loss) from investment operations:
Net investment (loss) including incentive fee	(17.86)	(26.79)	(58.00)	(42.83)
Net realized and unrealized gain/(loss) from investment activities (b)	(111.63)	67.35	2.96	72.58
Total from investment operations	(129.49)	40.56	(55.04)	29.75
Members’ capital per Redeemable Unit, end of period	$1,151.32	$1,058.32	$1,151.32	$1,058.32

Ratio/Supplemental Data: (c)
Ratio of net investment loss to average Members’ capital	(6.09)%	(10.53)%	(9.44)%	(8.79)%
Ratio of total expenses to average Members’ capital	6.10%	6.36%	6.26%	6.43%
Ratio of incentive fee to average Members’ capital	—%	4.21%	3.19%	2.40%
Ratio of total expenses and incentive fee to average Members’ capital	6.10%	10.57%	9.45%	8.83%

Total return before incentive fee	(10.11)%	5.04%	(2.96)%	4.09%
Incentive fee	—	(1.05)	(1.60)	(1.20)%
Total return after incentive fee	(10.11)%	3.99%	(4.56)%	2.89%

Members’ capital at end of period	$151,652,425	$73,028,340	$151,652,425	$73,028,340

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

Financial Highlights of the Master Fund:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014

Ratio/Supplemental Data: (a)
Ratio of net investment loss to average member’s capital	(3.74)%	(3.84)%	(3.82)%	(3.87)%
Ratio of total expenses to average member’s capital	3.75%	3.87%	3.83%	3.91%
Total return	(9.59)%	5.64%	(1.86)%	5.15%
Member’s capital at end of period	$151,652,425	$73,081,297	$151,652,425	$73,081,297

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

All of the commodity interests owned by the Master Fund are held for trading purposes.  The average number of futures contracts traded for the three months ended June 30, 2015 and 2014, based on a monthly calculation, was 6,278 and 2,115, respectively.  The average number of futures contracts traded for the six months ended June 30, 2015 and 2014, based on a monthly calculation, was 5,200 and 2,175, respectively.

The following tables indicate the gross fair values of derivative instruments of futures contracts as separate assets and liabilities as of June 30, 2015 and December 31, 2014.

	June 30, 2015	December 31, 2014
ASSETS
Futures Contracts
Currencies	$954,254	$1,153,935
Energy	116,942	1,058,034
Financials	713,949	2,418,331
Grains	493,230	191,418
Index	10,986	1,337,472
Industrials	2,079	693
Materials	19,855	1,385
Meats	67,500	72,730
Metals	840,728	329,744
Total unrealized appreciation on open futures contracts	$3,219,523	$6,563,742

LIABILITIES
Futures Contracts
Currencies	$(338,069)	$(5,540)
Energy	(64,950)	(485,510)
Financials	(623,557)	(332,427)
Grains	(1,346,543)	(116,030)
Index	(1,489,005)	(311,207)
Materials	—	(330)
Meats	(10,300)	(63,853)
Metals	(371,357)	(257,283)
Total unrealized (depreciation) on open futures contracts	$(4,243,781)	$(1,572,180)

Net unrealized appreciation/(depreciation) on open futures contracts *	$(1,024,258)	$4,991,562

* These amounts are presented as “Net unrealized appreciation/(depreciation) on open futures contracts” on the Master Fund’s Statements of Financial Condition.

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and six months ended June 30, 2015 and 2014.

	Three months ended June 30, 2015	Three months ended June 30, 2014	Six months ended June 30, 2015	Six months ended June 30, 2014
Sector	Gain/(loss) from trading	Gain/(loss) from trading	Gain/(loss) from trading	Gain/(loss) from trading

Currencies	$(3,092,715)	$(58,822)	$624,428	$46,986
Energy	(2,722,325)	62,453	(2,462,422)	62,180
Financials	(4,543,342)	3,923,471	(71,578)	4,749,287
Grains	(939,653)	(1,031,948)	(561,908)	(1,056,030)
Index	(2,492,953)	2,013,658	1,176,234	1,357,870
Industrials	(1,826)	(1,188)	5,555	(2,629)
Materials	(22,450)	(107,915)	(80,380)	(69,310)
Meats	(1,333)	288,691	111,833	650,541
Metals	122,488	(563,366)	(893,043)	(1,087,688)
	$(13,694,109)**	$4,525,034 **	$(2,151,281)**	$4,651,207 **

** These amounts are presented as “Net Realized and Unrealized Gain/(Loss) from Derivative Instruments” on the Master Fund’s Statements of Operations and Changes in Members’ Capital.

The volume of activity of futures that are presented in the Master Fund’s Condensed Schedule of Investments is consistent with the average monthly activity during the periods ended June 30, 2015 and 2014.

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

The Fund values investments in the Master Fund, where there are no other rights or obligations inherent within the ownership interest held by the Fund, based on the end of the day net asset value of the Master Fund (Level 2).  The value of the Fund’s investment in the Master Fund reflects its proportional interest in the Master Fund.  As of and for the periods ended June 30, 2015 and December 31, 2014, the Fund did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of Sydling’s assumptions and internal valuation pricing models (Level 3).

The Fund recognizes transfers into and out of the levels indicated above at the end of the reporting period.  During the periods ended June 30, 2015 and December 31, 2014, there were no transfers amongst Levels 1, 2 and 3 of the valuation hierarchy.

Master Fund Fair Value Measurements.  For assets and liabilities measured at fair value on a recurring basis during the period, the Master Fund provides quantitative disclosures about the fair value measurements separately for each class of assets and liabilities, as well as a reconciliation of beginning and ending balances of Level 3 assets and liabilities broken down by class.

The Master Fund considers prices for exchange-traded commodity futures and option contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1).  As of and for the periods ended June 30, 2015 and December 31, 2014, the Master Fund did not hold any derivative instruments for which market quotations were not readily available and which were priced by broker-dealers who derive fair values for these assets from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of Sydling’s assumptions and internal valuation pricing models (Level 3).  The gross presentation of the fair value of the Master Fund’s derivatives by instrument type is shown in Note 3, “Trading Activities.”

The Master Fund recognizes transfers into and out of the levels indicated above at the end of the reporting period.  During the periods ended June 30, 2015 and December 31, 2014, there were no transfers amongst Levels 1, 2 and 3 of the valuation hierarchy.

The following is a summary of the Master Fund’s investments at fair value.  The inputs or methodology used for valuing derivative instruments are not necessarily an indication of the risk associated with investing in those derivative instruments.

ASSET TABLE (Unaudited)

Description	Total Fair Value at June 30, 2015	Level 1	Level 2	Level 3
Future Contracts	$—	$—	$—	$—
Total Assets	$—	$—	$—	$—

LIABILITIES TABLE (Unaudited)

Description	Total Fair Value at June 30, 2015	Level 1	Level 2	Level 3
Future Contracts	$1,024,258	$1,024,258	$—	$—
Total Liabilities	$1,024,258	$1,024,258	$—	$—

ASSET TABLE

Description	Total Fair Value at December 31, 2014	Level 1	Level 2	Level 3
Futures Contracts	$4,991,562	$4,991,562	$—	$—
Total Assets	$4,991,562	$4,991,562	$—	$—

5.              Financial Instrument Risks

In the normal course of business, the Master Fund, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments.  These financial instruments may include futures, forwards and options on futures whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument.  These instruments may be traded on an exchange, a swap execution facility (“SEF”), or over-the-counter (“OTC”).  Exchange-traded instruments are standardized and include futures and certain forward and options contracts.  OTC contracts are negotiated between contracting parties and include certain forward, option and swap contracts.  Certain swap contracts may also be traded on a SEF. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted.  The purchaser of an option may lose the entire premium paid for the option.  The writer, or seller, of an option has unlimited risk.  Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk.  In general, the risks associated with OTC contracts are greater than those associated with exchange-traded or SEF traded instruments because of the greater risk of default by the counterparty to an OTC contract.  For the six months ended June 30, 2015 and 2014 the Master Fund traded futures contracts only.

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

Investment in Master Fund. The Fund records its investment in the Master Fund at fair value and is represented by the Fund’s proportionate interest in the capital of the Master Fund at June 30, 2015 and December 31, 2014.  Valuation of securities held by the Master Fund is discussed in the Notes to the Master Fund’s financial statements.  The Fund records its pro rata share of the Master Fund’s income, expenses and realized and unrealized gains and losses.  The performance of the Fund is directly attributable to the performance of the Master Fund.  The Fund records its subscription and withdrawal of the capital account related to its investment in the Master Fund on the transaction date.   The Master Fund will adjust the capital account of the Fund.  Brokerage, clearing and transaction fees are incurred by the Master Fund and are reflected in the pro rata allocation received by the Fund from the Master Fund.

Subscriptions Received in Advance. Subscriptions received in advance represent amounts paid by the non-managing Members for a percentage ownership into the Fund which have not yet been added as Members’ capital as of June 30, 2015 and December 31, 2014. The amount paid is held as cash in the Fund’s escrow account and represents the cash on the Fund’s Statements of Financial Condition.

Redemptions Payable.  Pursuant to ASC Topic 480, Distinguishing Liabilities from Equity, capital withdrawals effective June 30, 2015 and December 31, 2014 have been reflected as redemptions payable in the Statements of Financial Condition.

Income Taxes. The Fund is classified as a partnership for U.S. federal income tax purposes, and the Fund will not pay U.S. federal income tax.  As a result, no income tax liability or expense has been recorded in the financial statements.

Sydling has analyzed the Master Fund’s tax positions for the open tax period and has concluded that no provision is required in the Master Fund’s financial statements.  The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in its Statements of Income.  For the periods ended June 30, 2015 and December 31, 2014, the Master Fund did not incur any interest or penalties.

7.              Organization Costs

In 2013, organization costs of $181,566 relating to the issuance and marketing of the Fund’s units offered were initially paid by UBS Financial Services Inc. (“UBSFSI”).  These costs have been recorded as organization costs in the Statement of Financial Condition and represent the amount due to UBSFSI.  These costs are being reimbursed to UBSFSI by the Fund in 24 monthly installments.  The monthly installments reduced the members’ capital for the purpose of calculating administrative and advisory fees and the incentive fee.

All of these costs have been reimbursed to UBSFSI by the Fund.

8.              Subsequent Events

Sydling has evaluated the impact of all subsequent events on the Fund through the date of the filing.  Subsequent to June 30, 2015, additional subscriptions were received from the non-managing Members totaling $1,598,000.  Subsequent to June 30, 2015, redemptions of $390,407 will be paid to the non-managing Members.  Sydling has determined that there were no additional subsequent events requiring recognition or disclosure in the financial statements.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Fund does not engage in sales of goods or services. Its only assets are its investment in the Master Fund, cash and receivables from the Master Fund. The Master Fund does not engage in the sale of goods or services. The Master Fund’s only assets are its equity in its trading accounts, consisting of cash, net unrealized appreciation on open futures contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Fund, through its investment in the Master Fund. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the second quarter of 2015.

For the six months ended June 30, 2015 and 2014, the Master Fund’s average margin to equity ratio was 11.42% and 12.41%, respectively.

The Fund’s capital consists of the capital contributions of the Members as increased or decreased by income/(loss) from its investment in the Master Fund and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2015, the Fund’s capital increased 43.6% from $105,601,159 to $151,652,425. This increase was attributable to subscriptions for Redeemable Units totaling $54,911,084, which was partially offset by a net loss from operations of $8,398,539 and redemptions of Redeemable Units resulting in an outflow of $461,279. Future redemptions from the Fund could impact the amount of funds available for investment in the Master Fund in subsequent periods.

The Master Fund’s capital consists of the capital contributions of the investors of the Master Fund as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, withdrawals of interest from the Master Fund and distributions of profits, if any.

For the six months ended June 30, 2015, the Master Fund’s capital increased 43.6% from $105,608,724 to $151,652,425. This increase was attributable to subscriptions for interest in the Master Fund totaling $54,911,084, which was partially offset by a net loss from operations of $4,683,298 and the withdrawal of interest in the Master Fund resulting in an outflow of $4,184,085. Future withdrawals from the Master Fund can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

Results of Operations

During the Fund’s second quarter of 2015, the net asset value per Redeemable Unit decreased -10.1% from $1,280.81 to $1,151.32. The Fund, for its own account, through its investment in the Master Fund, experienced a net trading loss before brokerage fees and related fees in the second quarter of 2015 of $13,694,109. Losses were primarily attributable to the Master Fund’s trading of commodity futures in currencies, U.S. and non-U.S. interest rates, energy, indices, grains and industrials and were partially offset by gains in metals.

Second quarter of 2015 was unprofitable for the Fund due to market reversals in April and June. Among the trading strategies, carry based strategies were notable detractors while trend following also contributed to some losses. Most losses came from fixed income, foreign exchange and stock indices sectors. The Fund had small gains from markets, such as gold, which were not large enough to offset losses elsewhere.

In the last few trading sessions of April, there were strong market moves against the Fund’s positions due to a decent selloff in stocks, bonds and the Dollar, along with a rally in crude oil. Weaker economic data saw sentiment around the US economy drop, while the statement from the Federal Reserve’s April meeting did not give any real clues as to when rates might rise. In Europe, Euro Bund yields went up dramatically from 7 basis points as of April 20th to 76 basis points by the end of June.

Fixed income positions did suffer in June, particularly short term interest rates, though small gains were made in long term US bond contracts. Heavy rains in the US Midwest hampered crop prospects, providing discomfort to the Fund’s short grain positions. Profits from short positions in gold and energy markets provided some relief towards the end of June.

By the end of the quarter, most of the risk in the Fund was in currencies, equity indices, and short term interest rates sectors. Risk allocation to long term bonds came down dramatically, while risk allocation to energy sector came down marginally compared to the previous quarter end. Among notable market positions, by the end of the second quarter, the Fund had short Euro, long British Pound and short Japanese Yen exposure vs the US Dollar. Among other notable positions, the Fund had short corn, long S&P 500, long Euribor, short gold and short sugar positions.

During the Fund’s second quarter of 2014, the net asset value per Redeemable Unit increased 3.99% from $1,017.76 to $1,058.32. The Fund, for its own account, through its investment in the Master Fund, experienced a net trading gain before brokerage fees and related fees in the second quarter of 2014 of $4,525,034. Gains were primarily attributable to the Master Fund’s trading of commodity futures in non-U.S. interest rates, livestock and indices and were partially offset by losses in grains, metals, energy, softs and U.S. interest rates.

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

Regional instability contributed to rising precious metal values and subsequent losses for the Fund’s short positions in this sector while conflicts threatening refinery output supported oil prices and benefited a long crude position. Grain markets retreated as recent trends reversed by the middle of the quarter. Improving weather conditions in the US and Russia led to double digit declines in the price of wheat and corn, which adversely affected the Fund’s performance. Towards quarter end, corn prices continued their recent fall with high inventory levels and anticipation of record harvest being confirmed in the US.

Commodity futures markets are highly volatile. Broad and rapid price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility for profit or loss. The profitability of the Fund (and the Master Fund) depends on the existence of major price trends and the ability of the Advisor to correctly identify those price trends.  Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisor is able to identify them, the Fund (and the Master Fund) expects to increase capital through operations.

Brokerage fees are calculated as a percentage of the Fund’s capital account balance at the Master Fund as of the end of each month and are affected by trading performance and redemptions.  Brokerage, clearing and transaction fees of the Master Fund for the three months ended June 30, 2015 and 2014 were $1,325,385 and $649,600, respectively.  Brokerage, clearing and transaction fees of the Master Fund for the six months ended June 30, 2015 and 2014 were $2,490,387 and $1,142,310, respectively. The increase in brokerage, clearing and transaction fees for the three and six months ended June 30, 2015 is due to higher average net assets as compared to the corresponding periods in 2014.

Advisory fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions.

Advisory fees of the Fund for the three months ended June 30, 2015 and 2014 were $548,211 and $270,264, respectively.  The calculation of advisory fees for the three months ended June 30, 2015 and 2014 was based on a monthly average net asset value of $146,189,662 and $72,070,388, respectively.  The increase in advisory fees for the three months ended June 30, 2015 as compared to the corresponding period in 2014 is due to an increase in the average net assets.

Advisory fees of the Fund for the six months ended June 30, 2015 and 2014 were $1,033,878 and $474,685, respectively.  The calculation of advisory fees for the six months ended June 30, 2015 and 2014 was based on a monthly average net asset value of $137,850,464 and $63,291,371, respectively.  The increase in advisory fees for the six months ended June 30, 2015 as compared to the corresponding period in 2014 is due to an increase in the average net assets.

Administrative fees are paid to Sydling for administering the business and affairs of the Fund.  These fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions.

Administrative fees of the Fund for the three months ended June 30, 2015 and 2014 were $182,737 and $90,088, respectively.  The calculation of administrative fees for the three months ended June 30, 2015 and 2014 was based on a monthly average net asset value of $146,189,662 and $72,070,388, respectively.  The increase in administrative fees for the three months ended June 30, 2015 as compared to the corresponding period in 2014 is due to an increase in the average net assets.

Administrative fees of the Fund for the six months ended June 30, 2015 and 2014 were $344,626 and $158,228, respectively.  The calculation of administrative fees for the six months ended June 30, 2015 and 2014 was based on a monthly average net asset value of $137,850,464 and $63,291,371, respectively.  The increase in administrative fees for the six months ended June 30, 2015 as compared to the corresponding period in 2014 is due to an increase in the average net assets.

Incentive fees to the Advisor are based on the new trading profits generated by the Advisor, paid at the end of each quarter, as defined in the Trading Advisory Agreement between the Fund, Sydling and the Advisor. Incentive fees of $2,112,137 and $724,094 were earned for the six months ended June 30, 2015 and 2014, respectively.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master Fund’s open positions by market category as of June 30, 2015 and December 31, 2014, and the highest, lowest and average value during the three months ended June 30, 2015 and the twelve months ended December 31, 2014. All open position trading risk exposures of the Master Fund have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Fund’s Annual Report on Form 10-K.

As of June 30, 2015, the Master Fund’s total capitalization was $151,652,425 and the Fund owned 100% of the Master Fund. The Fund invests substantially all of its assets in the Master Fund. The Master Fund’s Value at Risk as of June 30, 2015 was as follows:

			Three Months ended June 30, 2015 (unaudited)
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,956,464	1.29%	$1,981,377	$853,041	$1,510,564
Energy	645,351	0.43	849,931	468,444	608,970
Grains	837,604	0.55	989,962	336,437	670,554
Index	3,146,531	2.07	4,178,890	2,960,210	3,703,447
Interest Rate Non-U.S.	2,179,490	1.44	5,019,800	1,345,612	3,696,941
Interest Rate U.S.	5,237,112	3.45	7,137,134	5,078,786	6,425,797
Livestock	171,843	0.11	188,307	131,022	156,239
Lumber	4,910	— **	4,980	3,190	3,551
Metals	659,549	0.43	756,019	439,136	585,576
Softs	538,874	0.36	561,707	405,967	465,235
Total	$15,377,728	10.13%

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

Sydling’s President and CFO have evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2015 and, based on that evaluation, Sydling’s President and CFO have concluded that, at that date, the Fund’s disclosure controls and procedures were effective.

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

There were no changes in the Fund’s internal control over financial reporting process during the fiscal quarter ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                     Legal Proceedings

There are no material legal proceedings against the Fund and Sydling.

There are no material changes to the discussion set forth under Item 3. “Legal Proceedings” in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 as updated by the Fund’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

Item 1A.            Risk Factors

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and under Part II, Item 1A. “Risk Factors”  in the Fund’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended June 30, 2015, there were additional subscriptions of 24,190.162 Redeemable Units totaling $29,784,994. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933 and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, Sydling relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used for the trading of commodity interests, including futures and option contracts.

The following chart sets forth the purchases of Redeemable Units by the Fund.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2015 — April 30, 2015	89.427	$1,210.68	N/A	N/A
May 1, 2015 — May 31, 2015	23.986	$1,209.05	N/A	N/A
June 1, 2015 — June 30, 2015	130.285	$1,151.32	N/A	N/A
Total	243.698	$1,190.35

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

	(a)	Letter from Sydling extending the Trading Advisory Agreement for 2015, dated June 29, 2014 (filed as Exhibit 10.4(a) to the Form 10-Q filed on August 14, 2014 and incorporated herein by reference).

	(b)	Letter from Sydling extending the Trading Advisory Agreement for 2016, dated June 26, 2015 (filed herewith).

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

CAVENDISH FUTURES FUND LLC
(Registrant)

By:	Sydling Futures Management LLC

By:	/s/ Jerry Pascucci
Jerry Pascucci
President and Director

Date:	August 14, 2015