Form 10-Q
period 2015-09-30
Cavendish Futures Fund LLC
filed 2015-11-16
CIK 1562622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 31, 2015, 140,316.669 Limited Liability Company Redeemable Units were outstanding.

CAVENDISH FUTURES FUND LLC

Form 10-Q

Index

		Page
		Number

PART I — Financial Information:
Item 1.	Financial Statements:

	Statements of Financial Condition at September 30, 2015 (unaudited) and December 31, 2014	3

	Statements of Operations and Changes in Members’ Capital for the three and nine months ended September 30, 2015 and 2014 (unaudited)	4

	Notes to Financial Statements, including the Financial Statements of Sydling WNT Master Fund LLC (unaudited)	5 – 16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17 – 19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20 – 21

Item 4.	Controls and Procedures	21

PART II — Other Information		22 – 24

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

Exhibit 101.CAL — XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.LAB — XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE — XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit 101.DEF — XBRL Taxonomy Extension Definition Document.

PART I

Item 1.  Financial Statements

Cavendish Futures Fund LLC

Statements of Financial Condition

	(Unaudited)
	September 30, 2015	December 31, 2014
ASSETS

Investment in Sydling WNT Master Fund LLC, at fair value (cost $144,605,661 and $83,859,327, respectively)	$168,721,773	$105,608,724
Cash	2,695,416	5,973,766
Receivable from Sydling WNT Master Fund LLC	828,018	3,381,488
Total Assets	$172,245,207	$114,963,978

LIABILITIES

Subscriptions received in advance	$2,540,000	$5,911,500
Redemptions payable	508,064	58,880
Incentive fee payable	—	3,027,080
Accrued expenses:
Advisory fees	211,890	136,095
Administrative fees	70,630	45,365
Professional fees and other expenses	176,854	168,768
Organizational costs	15,996	15,131
Total Liabilities	3,523,434	9,362,819

MEMBERS’ CAPITAL

Member Designee (25.000 Redeemable Units)	30,258	30,159
Non-Managing Members (139,379.090 and 87,511.813 Redeemable Units)	168,691,515	105,571,000

Total Members’ Capital	168,721,773	105,601,159
Total Liabilities and Members’ Capital	$172,245,207	$114,963,978
Members’ Capital per Redeemable Unit (based on 139,404.090 and 87,536.813 Redeemable Units)	$1,210.31	$1,206.36

See accompanying notes to financial statements.

Cavendish Futures Fund LLC

Statements of Operations and Changes in Members’ Capital

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

INVESTMENT INCOME

Interest allocated from Sydling WNT Master Fund LLC	$6,266	$3,509	$14,886	$14,567

EXPENSES

Expenses allocated from Sydling WNT Master Fund LLC	1,512,617	762,344	4,053,254	1,945,154
Incentive fees	—	421,507	2,112,137	1,145,601
Advisory fees	618,132	308,405	1,652,010	783,090
Administrative fees	206,044	102,802	550,670	261,030
Professional fees and other expenses	112,300	108,924	336,900	231,174
Total Expenses	2,449,093	1,703,982	8,704,971	4,366,049

NET INVESTMENT (LOSS)	(2,442,827)	(1,700,473)	(8,690,085)	(4,351,482)

TRADING RESULTS

Net realized gain/(loss) allocated from Sydling WNT Master Fund LLC	2,048,389	2,875,966	5,912,928	7,833,199
Net change in unrealized appreciation/(depreciation) allocated from Sydling WNT Master Fund LLC	8,566,849	(82,206)	2,551,029	(388,232)
Total Trading Results	10,615,238	2,793,760	8,463,957	7,444,967

Net income/(loss)	8,172,411	1,093,287	(226,128)	3,093,485

Subscriptions — Non-managing Members	11,022,500	10,615,520	65,933,584	36,392,770
Redemptions — Non-managing Members	(2,125,563)	(63,476)	(2,586,842)	(1,748,012)

Net increase in Members’ Capital	17,069,348	11,645,331	63,120,614	37,738,243

Members’ Capital, beginning of period	$151,652,425	$73,028,340	$105,601,159	$46,935,428

Members’ Capital, end of period	$168,721,773	$84,673,671	$168,721,773	$84,673,671

Net income/(loss) per Redeemable Unit	$58.99	$12.26	$3.95	$42.01

Weighted average Redeemable Units outstanding	136,594.768	76,548.938	112,535.568	60,694.892

See accompanying notes to financial statements.

Cavendish Futures Fund LLC

Notes to Financial Statements

September 30, 2015

(Unaudited)

1.  General

Cavendish Futures Fund LLC (the “Fund”) is a Delaware limited liability company formed on August 7, 2012.  Trading operations of the Fund commenced on February 19, 2013.  The Fund’s investment objective is to achieve capital appreciation through speculative trading in U.S. and international futures, options on futures and forward markets.  The Fund may also engage in swap and other derivative transactions upon approval of Sydling Futures Management LLC (“Sydling”).  The Fund privately and continually offers redeemable units of limited liability company interest in the Fund (“Redeemable Units”) to qualified investors and subscriptions are generally accepted monthly.  There is no maximum number of Redeemable Units that may be sold by the Fund.  The Fund invests substantially all of its assets in the Sydling WNT Master Fund LLC (“Master Fund”), also a Delaware limited liability company, which has the same investment objective as the Fund.  The Master Fund’s Statements of Financial Condition, including Condensed Schedules of Investments and Statement of Operations and Changes in Members’ Capital are included herein.  The percentage of the Master Fund’s capital owned by the Fund at September 30, 2015 and December 31, 2014 was 100%.  The performance of the Fund is directly affected by the performance of the Master Fund.

The Fund is member managed for purposes of Delaware law.  Pursuant to the Fund’s limited liability company agreement, as may be amended from time to time (the “LLC Agreement”), the members of the Fund (each, a “Member” and collectively, the “Members”) have appointed Sydling to act as the Fund’s commodity pool operator and trading manager.  Sydling is registered with the Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator and a commodity trading advisor and is a member of the National Futures Association (“NFA”) effective August 10, 2011.  Sydling, a wholly owned subsidiary of UBS Alternatives LLC, was formed on August 4, 2011.  UBS Alternatives LLC is a wholly owned subsidiary of UBS Americas Inc., a wholly owned subsidiary of UBS Americas Holding LLC, a wholly owned subsidiary of UBS AG.

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

The Master Fund’s Statement of Financial Condition and Condensed Schedules of Investments as of September 30, 2015 and December 31, 2014 and Statement of Operations and Changes in Members’ Capital for the three and nine months ended September 30, 2015 and 2014 are presented below:

Sydling WNT Master Fund LLC

Statements of Financial Condition

	(Unaudited)
	September 30, 2015	December 31, 2014

ASSETS

Cash (including restricted cash of $17,974,281 and $10,545,800, respectively)	$162,573,178	$104,413,436
Net unrealized appreciation on open futures contracts	7,542,591	4,991,562
Interest receivable	6,243	3,879
Total Assets	$170,122,012	$109,408,877

LIABILITIES AND MEMBER’S CAPITAL

Redemptions payable	$828,018	$3,381,488
Accrued expenses:
Brokerage fees	495,967	318,818
Professional fees and other expenses	76,254	99,847
Total Liabilities	1,400,239	3,800,153

MEMBER’S CAPITAL

Non-Managing Members	168,721,773	105,608,724
Total Member’s Capital	168,721,773	105,608,724
Total Liabilities and Member’s Capital	$170,122,012	$109,408,877

Sydling WNT Master Fund LLC

Condensed Schedule of Investments

September 30, 2015

(Unaudited)

			Percent of
Number of			Member’s
Contracts		Fair Value	Capital
	FUTURES CONTRACTS OWNED
64	CURRENCIES	$(104,523)	(0.06)%
48	ENERGY	5,599	0.00%
10,433	FINANCIALS	6,659,732	3.95%
132	GRAINS	(104,129)	(0.06)%
10	INDEX	(8,040)	(0.00)%
25	METALS	(10,292)	(0.01)%
	TOTAL FUTURES CONTRACTS OWNED	6,438,347	3.82%

	FUTURES CONTRACTS SOLD
(613)	CURRENCIES	146,078	0.09%
(578)	ENERGY	650,112	0.39%
(899)	GRAINS	(251,332)	(0.15)%
(430)	INDEX	394,089	0.22%
(3)	INDUSTRIALS	5,544	0.00%
(28)	MATERIALS	15,645	0.01%
(154)	MEATS	178,210	0.11%
(452)	METALS	(34,102)	(0.02)%
	TOTAL FUTURES CONTRACTS SOLD	1,104,244	0.65%
	TOTAL FUTURES CONTRACTS	7,542,591	4.47%
	OTHER ASSETS IN EXCESS OF OTHER LIABILITIES	161,179,182	95.53%
	TOTAL MEMBER’S CAPITAL	$168,721,773	100.00%

Percentages shown represent a percentage of member’s capital as of September 30, 2015.

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

Sydling WNT Master Fund LLC

Statements of Operations and Changes in Member’s Capital

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

INVESTMENT INCOME

Interest income	$6,266	$3,509	$14,886	$14,567

EXPENSES

Brokerage, clearing and transaction fees	1,487,492	742,094	3,977,879	1,884,404
Professional fees	25,125	20,250	75,375	60,750
Total Expenses	1,512,617	762,344	4,053,254	1,945,154

NET INVESTMENT (LOSS)	(1,506,351)	(758,835)	(4,038,368)	(1,930,587)

NET REALIZED AND UNREALIZED GAIN/(LOSS) FROM DERIVATIVE INSTRUMENTS

Net realized gain/(loss) from futures	2,048,389	2,875,966	5,912,928	7,833,199
Net change in unrealized appreciation/(depreciation) on futures	8,566,849	(82,206)	2,551,029	(388,232)
Net Realized and Unrealized Gain/(Loss) from Derivative Instruments	10,615,238	2,793,760	8,463,957	7,444,967

Net income/(loss)	9,108,887	2,034,925	4,425,589	5,514,380

INCREASE/(DECREASE) IN MEMBER’S CAPITAL FROM CAPITAL TRANSACTIONS

Subscriptions	11,022,500	10,615,520	65,933,584	36,392,770
Redemptions	(3,062,039)	(1,027,810)	(7,246,124)	(4,236,995)

Net Increase in Member’s Capital Derived from Capital Transactions	7,960,461	9,587,710	58,687,460	32,155,775
Net Increase in Member’s Capital	17,069,348	11,622,635	63,113,049	37,670,155
Member’s Capital, Beginning of Period	151,652,425	73,081,297	105,608,724	47,033,777
Member’s Capital, End of Period	$168,721,773	$84,703,932	$168,721,773	$84,703,932

2.              Financial Highlights

Changes in the net asset value per Redeemable Unit for the three and nine months ended September 30, 2015 and 2014 are as follows:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Per share operating performance: (a)
Members’ capital per Redeemable Unit, beginning of period	$1,151.32	$1,058.32	$1,206.36	$1,028.57
Income/(loss) from investment operations:
Net investment (loss) including incentive fee	(17.73)	(21.88)	(75.73)	(64.71)
Net realized and unrealized gain/(loss) from investment activities (b)	76.72	34.14	79.68	106.72
Total from investment operations	58.99	12.26	3.95	42.01
Members’ capital per Redeemable Unit, end of period	$1,210.31	$1,070.58	$1,210.31	$1,070.58

Ratio/Supplemental Data: (c)
Ratio of net investment loss to average Members’ capital	(6.08)%	(8.55)%	(8.17)%	(8.69)%
Ratio of total expenses to average Members’ capital	6.09%	6.45%	6.20%	6.43%
Ratio of incentive fee to average Members’ capital	—%	2.12%	1.99%	2.29%
Ratio of total expenses and incentive fee to average Members’ capital	6.09%	8.57%	8.19%	8.72%

Total return before incentive fee	5.12%	1.69%	1.82%	5.80%
Incentive fee	—	(0.53)	(1.49)	(1.72)%
Total return after incentive fee	5.12%	1.16%	0.33%	4.08%

Members’ capital at end of period	$168,721,773	$84,673,671	$168,721,773	$84,673,671

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

Financial Highlights of the Master Fund:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014

Ratio/Supplemental Data: (a)
Ratio of net investment loss to average member’s capital	(3.75)%	(3.81)%	(3.79)%	(3.84)%
Ratio of total expenses to average member’s capital	3.76%	3.82%	3.81%	3.87%
Total return	5.72%	2.30%	3.76%	7.57%
Member’s capital at end of period	$168,721,773	$84,703,932	$168,721,773	$84,703,932

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

All of the commodity interests owned by the Master Fund are held for trading purposes.  The average number of futures contracts traded for the three months ended September 30, 2015 and 2014, based on a monthly calculation, was 6,756 and 2,516, respectively.  The average number of futures contracts traded for the nine months ended September 30, 2015 and 2014, based on a monthly calculation, was 5,719 and 2,288, respectively.

The following tables indicate the gross fair values of derivative instruments of futures contracts as separate assets and liabilities as of September 30, 2015 and December 31, 2014.

	September 30, 2015	December 31, 2014
ASSETS
Futures Contracts
Currencies	$159,378	$1,153,935
Energy	661,130	1,058,034
Financials	6,703,399	2,418,331
Grains	284,203	191,418
Index	588,905	1,337,472
Industrials	5,544	693
Materials	15,645	1,385
Meats	264,470	72,730
Metals	265,140	329,744
Total unrealized appreciation on open futures contracts	$8,947,814	$6,563,742

LIABILITIES
Futures Contracts
Currencies	$(117,823)	$(5,540)
Energy	(5,420)	(485,510)
Financials	(43,667)	(332,427)
Grains	(639,663)	(116,030)
Index	(202,856)	(311,207)
Materials	—	(330)
Meats	(86,260)	(63,853)
Metals	(309,534)	(257,283)
Total unrealized (depreciation) on open futures contracts	$(1,405,223)	$(1,572,180)

Net unrealized appreciation/(depreciation) on open futures contracts *	$7,542,591	$4,991,562

* These amounts are presented as “Net unrealized appreciation/(depreciation) on open futures contracts” on the Master Fund’s Statements of Financial Condition.

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2015 and 2014.

	Three months ended September 30, 2015	Three months ended September 30, 2014	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Sector	Gain/(loss) from trading	Gain/(loss) from trading	Gain/(loss) from trading	Gain/(loss) from trading

Currencies	$678,960	$965,676	$1,303,388	$1,012,662
Energy	4,939,118	608,864	2,476,696	671,044
Financials	6,868,984	1,867,971	6,797,406	6,617,258
Grains	(24,937)	(1,368,608)	(586,845)	(2,424,638)
Index	(4,865,484)	(389,667)	(3,689,250)	968,203
Industrials	15,906	132	21,461	(2,497)
Materials	(36,855)	(17,680)	(117,235)	(86,990)
Meats	478,033	99,490	589,866	750,031
Metals	2,561,513	1,027,582	1,668,470	(60,106)
	$10,615,238 **	$2,793,760 **	$8,463,957 **	$7,444,967 **

** These amounts are presented as “Net Realized and Unrealized Gain/(Loss) from Derivative Instruments” on the Master Fund’s Statements of Operations and Changes in Members’ Capital.

The volume of activity of futures that are presented in the Master Fund’s Condensed Schedule of Investments is consistent with the average monthly activity during the periods ended September 30, 2015 and 2014.

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

The Fund values investments in the Master Fund, where there are no other rights or obligations inherent within the ownership interest held by the Fund, based on the end of the day net asset value of the Master Fund (Level 2).  The value of the Fund’s investment in the Master Fund reflects its proportional interest in the Master Fund.  As of and for the periods ended September 30, 2015 and December 31, 2014, the Fund did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of Sydling’s assumptions and internal valuation pricing models (Level 3).

The Fund recognizes transfers into and out of the levels indicated above at the end of the reporting period.  During the periods ended September 30, 2015 and December 31, 2014, there were no transfers amongst Levels 1, 2 and 3 of the valuation hierarchy.

Master Fund Fair Value Measurements.  For assets and liabilities measured at fair value on a recurring basis during the period, the Master Fund provides quantitative disclosures about the fair value measurements separately for each class of assets and liabilities, as well as a reconciliation of beginning and ending balances of Level 3 assets and liabilities broken down by class.

The Master Fund considers prices for exchange-traded commodity futures and option contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1).  As of and for the periods ended September 30, 2015 and December 31, 2014, the Master Fund did not hold any derivative instruments for which market quotations were not readily available and which were priced by broker-dealers who derive fair values for these assets from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of Sydling’s assumptions and internal valuation pricing models (Level 3).  The gross presentation of the fair value of the Master Fund’s derivatives by instrument type is shown in Note 3, “Trading Activities.”

The Master Fund recognizes transfers into and out of the levels indicated above at the end of the reporting period.  During the periods ended September 30, 2015 and December 31, 2014, there were no transfers amongst Levels 1, 2 and 3 of the valuation hierarchy.

The following is a summary of the Master Fund’s investments at fair value.  The inputs or methodology used for valuing derivative instruments are not necessarily an indication of the risk associated with investing in those derivative instruments.

ASSET TABLE (Unaudited)

Description	Total Fair Value at September 30, 2015	Level 1	Level 2	Level 3
Future Contracts	$7,542,591	$7,542,591	$—	$—
Total Assets	$7,542,591	$7,542,591	$—	$—

ASSET TABLE

Description	Total Fair Value at December 31, 2014	Level 1	Level 2	Level 3
Futures Contracts	$4,991,562	$4,991,562	$—	$—
Total Assets	$4,991,562	$4,991,562	$—	$—

5.              Financial Instrument Risks

In the normal course of business, the Master Fund, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments.  These financial instruments may include futures, forwards and options on futures whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument.  These instruments may be traded on an exchange, a swap execution facility (“SEF”), or over-the-counter (“OTC”).  Exchange-traded instruments are standardized and include futures and certain forward and options contracts.  OTC contracts are negotiated between contracting parties and include certain forward, option and swap contracts.  Certain swap contracts may also be traded on a SEF. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted.  The purchaser of an option may lose the entire premium paid for the option.  The writer, or seller, of an option has unlimited risk.  Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk.  In general, the risks associated with OTC contracts are greater than those associated with exchange-traded or SEF traded instruments because of the greater risk of default by the counterparty to an OTC contract.  For the nine months ended September 30, 2015 and 2014 the Master Fund traded futures contracts only.

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

Investment in Master Fund. The Fund records its investment in the Master Fund at fair value and is represented by the Fund’s proportionate interest in the capital of the Master Fund at September 30, 2015 and December 31, 2014.  Valuation of securities held by the Master Fund is discussed in the Notes to the Master Fund’s financial statements.  The Fund records its pro rata share of the Master Fund’s income, expenses and realized and unrealized gains and losses.  The performance of the Fund is directly attributable to the performance of the Master Fund.  The Fund records its subscription and withdrawal of the capital account related to its investment in the Master Fund on the transaction date.   The Master Fund will adjust the capital account of the Fund.  Brokerage, clearing and transaction fees are incurred by the Master Fund and are reflected in the pro rata allocation received by the Fund from the Master Fund.

Subscriptions Received in Advance. Subscriptions received in advance represent amounts paid by the non-managing Members for a percentage ownership into the Fund which have not yet been added as Members’ capital as of September 30, 2015 and December 31, 2014. The amount paid is held as cash in the Fund’s escrow account and represents the cash on the Fund’s Statements of Financial Condition.

Redemptions Payable.  Pursuant to ASC Topic 480, Distinguishing Liabilities from Equity, capital withdrawals effective September 30, 2015 and December 31, 2014 have been reflected as redemptions payable in the Statements of Financial Condition.

Income Taxes. The Fund is classified as a partnership for U.S. federal income tax purposes, and the Fund will not pay U.S. federal income tax.  As a result, no income tax liability or expense has been recorded in the financial statements.

Sydling has analyzed the Master Fund’s tax positions for the open tax period and has concluded that no provision is required in the Master Fund’s financial statements.  The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in its Statements of Income.  For the periods ended September 30, 2015 and December 31, 2014, the Master Fund did not incur any interest or penalties.

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

All of these costs have been reimbursed to UBSFSI by the Fund as of March 2015.

8.              Subsequent Events

Sydling has evaluated the impact of all subsequent events on the Fund through the date of the filing.  Subsequent to September 30, 2015, additional subscriptions were received from the non-managing Members totaling $2,919,432.  Subsequent to September 30, 2015, redemptions of $1,396,155 will be paid to the non-managing Members.  Sydling has determined that there were no additional subsequent events requiring recognition or disclosure in the financial statements.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Fund does not engage in sales of goods or services. Its only assets are its investment in the Master Fund, cash and receivables from the Master Fund. The Master Fund does not engage in the sale of goods or services. The Master Fund’s only assets are its equity in its trading accounts, consisting of cash, net unrealized appreciation on open futures contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Fund, through its investment in the Master Fund. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the third quarter of 2015.

For the nine months ended September 30, 2015 and 2014, the Master Fund’s average margin to equity ratio was 11.14% and 12.6%, respectively.

The Fund’s capital consists of the capital contributions of the Members as increased or decreased by income/(loss) from its investment in the Master Fund and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2015, the Fund’s capital increased 59.8% from $105,601,159 to $168,721,773. This increase was attributable to subscriptions for Redeemable Units totaling $65,933,584, which was partially offset by a net loss from operations of $226,128 and redemptions of Redeemable Units resulting in an outflow of $2,586,842. Future redemptions from the Fund could impact the amount of funds available for investment in the Master Fund in subsequent periods.

The Master Fund’s capital consists of the capital contributions of the investors of the Master Fund as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, withdrawals of interest from the Master Fund and distributions of profits, if any.

For the nine months ended September 30, 2015, the Master Fund’s capital increased 59.8% from $105,608,724 to $168,721,773. This increase was attributable to subscriptions for interest in the Master Fund totaling $65,933,584 and a net gain from operations of $4,425,589, which was partially offset by the withdrawal of interest in the Master Fund resulting in an outflow of $7,246,124. Future withdrawals from the Master Fund can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

Results of Operations

During the Fund’s third quarter of 2015, the net asset value per Redeemable Unit increased by 5.12% from $1,151.32 to $1,210.31. The Fund, for its own account, through its investment in the Master Fund, experienced a net trading gain before brokerage fees and related fees in the third quarter of 2015 of $10,615,238. Gains were primarily attributable to the Master Fund’s trading of commodity futures in energy, U.S. and non-U.S. interest rates, metals, currencies, softs and livestock and were partially offset by losses in indices and grains.

Third quarter of 2015 was profitable for Cavendish Futures Fund (“the Fund”) due to strong gains in July and September.  Most notably the Fund delivered gains in a quarter when S&P 500 index indices declined 6.9%.

The Fund had strong gains from the energy sector. Crude oil had its biggest drop in almost seven years due to increased OPEC supplies and expectation that lower demand from China would prolong a global glut. U.S. crude stockpiles were almost 100 million barrels above the five-year seasonal average. During the quarter, Iraq raised its crude output to 3.9 million barrels per day which is significantly more than the previous year’s output.  Market participants expected that sanctions on oil exports from Iran, which holds the world’s fourth-biggest crude reserves, would be lifted after a nuclear accord on July 14. US WTI Crude oil closed the quarter at $45 per barrel and had declined 24% during the period.

Gains in equity index sector for the Fund came mostly from short positions, most notably in Asian and Emerging market equity indices. Shanghai Composite Index declined 14% in July amid record-high volatility. Continued worsening outlook in China eventually led to sell offs in European and US equity indices in August and September. After coming into the quarter with sizable net long index position, the Fund quickly turned flat and eventually maintained a net short posture for the most of September. Most short positions were in China H-Shares, Hang Seng, Kospi and MSCI Emerging Market indices, which were all related to the economic weakness in China.

The fixed Income sector was also profitable, as the Fund almost doubled its long positions in Euro Bund, BOBL and Short Sterling futures. The Fund also reestablished long positions in U.S. T-note and bond futures after briefly being short in the earlier part of the quarter. U.S. Treasuries benefited as cooling growth in China wiped off trillions from the value of global equities. Also, most European bond yields declined as inflation in the Eurozone dipped into negative territory during the quarter, in spite of ECB’s large asset purchase plan that was announced in March.

By the end of the quarter, most of the risk in the Fund was in currencies, equity indices, short term interest rates and bonds sectors. Among notable FX positions, the Fund had short Euro, long British Pound, short Canadian dollar and short Australian dollar exposures. Among other notable positions, the Fund had short crude oil, short gold and short sugar positions.

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

Brokerage fees are calculated as a percentage of the Fund’s capital account balance at the Master Fund as of the end of each month and are affected by trading performance and redemptions.  Brokerage, clearing and transaction fees of the Master Fund for the three months ended September 30, 2015 and 2014 were $1,487,492 and $742,094, respectively.  Brokerage, clearing and transaction fees of the Master Fund for the nine months ended September 30, 2015 and 2014 were $3,977,879 and $1,884,404, respectively. The increase in brokerage, clearing and transaction fees for the three and nine months ended September 30, 2015 is due to higher average net assets as compared to the corresponding periods in 2014.

Advisory fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions.

Advisory fees of the Fund for the three months ended September 30, 2015 and 2014 were $618,132 and $308,405, respectively.  The calculation of advisory fees for the three months ended September 30, 2015 and 2014 was based on a monthly average net asset value of $164,835,090 and $82,241,288, respectively.  The increase in advisory fees for the three months ended September 30, 2015 as compared to the corresponding period in 2014 is due to an increase in the average net assets.

Advisory fees of the Fund for the nine months ended September 30, 2015 and 2014 were $1,652,010 and $783,090, respectively.  The calculation of advisory fees for the nine months ended September 30, 2015 and 2014 was based on a monthly average net asset value of $146,845,339 and $69,608,010, respectively.  The increase in advisory fees for the nine months ended September 30, 2015 as compared to the corresponding period in 2014 is due to an increase in the average net assets.

Administrative fees are paid to Sydling for administering the business and affairs of the Fund.  These fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions.

Administrative fees of the Fund for the three months ended September 30, 2015 and 2014 were $206,044 and $102,802, respectively.  The calculation of administrative fees for the three months ended September 30, 2015 and 2014 was based on a monthly average net asset value of $164,835,090 and $82,241,288, respectively.  The increase in administrative fees for the three months ended September 30, 2015 as compared to the corresponding period in 2014 is due to an increase in the average net assets.

Administrative fees of the Fund for the nine months ended September 30, 2015 and 2014 were $550,670 and $261,030, respectively.  The calculation of administrative fees for the nine months ended September 30, 2015 and 2014 was based on a monthly average net asset value of $146,845,339 and $69,608,010, respectively.  The increase in administrative fees for the nine months ended September 30, 2015 as compared to the corresponding period in 2014 is due to an increase in the average net assets.

Incentive fees to the Advisor are based on the new trading profits generated by the Advisor, paid at the end of each quarter, as defined in the Trading Advisory Agreement between the Fund, Sydling and the Advisor. Incentive fees of $2,112,137 and $1,145,601 were earned for the nine months ended September 30, 2015 and 2014, respectively.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master Fund’s open positions by market category as of September 30, 2015 and December 31, 2014, and the highest, lowest and average value during the three months ended September 30, 2015 and the twelve months ended December 31, 2014. All open position trading risk exposures of the Master Fund have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Fund’s Annual Report on Form 10-K.

As of September 30, 2015, the Master Fund’s total capitalization was $ 168,721,773 and the Fund owned 100% of the Master Fund. The Fund invests substantially all of its assets in the Master Fund. The Master Fund’s Value at Risk as of September 30, 2015 was as follows:

			Three Months ended September 30, 2015 (unaudited)
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,059,471	0.63%	$2,340,709	$1,059,471	$1,882,401
Energy	966,220	0.57	1,029,382	642,947	884,287
Grains	1,084,471	0.64	1,162,525	504,026	833,311
Index	2,181,528	1.29	3,260,108	2,064,935	2,439,062
Interest Rate Non-U.S.	4,302,396	2.55	4,302,396	2,229,668	3,559,829
Interest Rate U.S.	6,868,483	4.07	7,125,824	5,251,722	6,337,068
Livestock	241,439	0.14	270,246	160,643	231,026
Lumber	4,703	0.00	5,370	4,611	4,902
Metals	747,835	0.44	931,636	656,473	802,748
Softs	517,651	0.32	575,538	471,743	527,417
Total	$17,974,197	10.65%

*Average daily Value at Risk.

As of December 31, 2014, the Master Fund’s total capitalization was $105,608,724 and the Fund owned 100% of the Master Fund. The Fund invests substantially all of its assets in the Master Fund. The Master Fund’s Value at Risk as of December 31, 2014 was as follows:

December 31, 2014

(Unaudited)

Market Sector	Value at Risk	% of Total Capitalization		High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,458,554	1.38%		$1,665,541	$861,809	$1,285,835
Energy	$353,802	0.34%		$528,352	$104,006	$281,776
Grains	$384,627	0.36%		$708,335	$259,298	$434,700
Index	$1,695,276	1.61%		$2,679,134	$869,800	$1,706,797
Interest Rate Non-U.S.	$2,581,922	2.44%		$3,180,143	$1,071,640	$2,332,233
Interest Rate U.S.	$3,337,784	3.16%		$4,140,880	$1,064,136	$2,747,830
Livestock	$110,448	0.10%		$138,483	$29,017	$101,681
Lumber	$1,872	—	% **	$1,872	$—	$1,468
Metals	$355,681	0.34%		$462,623	$95,376	$241,850
Softs	$265,804	0.25%		$290,703	$158,380	$221,572

Total	$10,545,772	9.99%

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

Sydling’s President and CFO have evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2015 and, based on that evaluation, Sydling’s President and CFO have concluded that, at that date, the Fund’s disclosure controls and procedures were effective.

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

There were no changes in the Fund’s internal control over financial reporting process during the fiscal quarter ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                     Legal Proceedings

There are no material legal proceedings against the Fund and Sydling.

There are no material changes to the discussion set forth under Item 3. “Legal Proceedings” in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 as updated by the Fund’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015 other than as set forth below.

UBS Securities LLC is responding to inquiries concerning the operation of UBS’s alternative trading system (ATS) (also referred to as a dark pool) and its securities order routing and execution practices from various authorities, including the Securities and Exchange Commission (the “SEC”), the NYAG and the Financial Industry Regulatory Authority, who reportedly are pursuing similar investigations industry-wide. In January 2015, the SEC announced the resolution of its investigation concerning the operation of UBS’s ATS between 2008 and 2012, which focused on certain order types and disclosure practices that were discontinued two years ago. Under the SEC settlement order, which charges UBS with, among other things, violations of Section 17(a)(2) of the Securities Act of 1933 and Rule 612 of Regulation NMS (known as the sub-penny rule), UBS has paid a total of USD 14.5 million, which includes a fine of USD 12 million and disgorgement of USD 2.4 million. UBS is cooperating in the ongoing regulatory matters, including by the SEC.

Item 1A.            Risk Factors

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and under Part II, Item 1A. “Risk Factors”  in the Fund’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015 June 30, 2015.

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended September 30, 2015, there were additional subscriptions of 9,485.885 Redeemable Units totaling $11,022,500. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933 and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, Sydling relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used for the trading of commodity interests, including futures and option contracts.

The following chart sets forth the purchases of Redeemable Units by the Fund.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2015 — July 31, 2015	320.639	$1,217.59	N/A	N/A
August 1, 2015 — August 31, 2015	1,062.206	$1,155.23	N/A	N/A
September 1, 2015 — September 30, 2015	419.780	$1,210.31	N/A	N/A
Total	1,802.625	$1,194.38

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

(a)	Letter from Sydling extending the Trading Advisory Agreement for 2015, dated June 29, 2014 (filed as Exhibit 10.4(a) to the Form 10-Q filed on August 14, 2014 and incorporated herein by reference).

(b)	Letter from Sydling extending the Trading Advisory Agreement for 2016, dated June 26, 2015 (filed as Exhibit 10.4(b) to the Form 10-Q filed on August 14, 2015 and incorporated herein by reference).

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

CAVENDISH FUTURES FUND LLC
(Registrant)

By:	Sydling Futures Management LLC

By:	/s/ Jerry Pascucci
Jerry Pascucci
President and Director

Date:	November 16, 2015