Form 10-K
period 2015-12-31
Cavendish Futures Fund LLC
filed 2016-03-30
CIK 1562622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

131,720.836 Limited Liability Company Redeemable Units with an aggregate value of $151,652,425 were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 29, 2016, 149,353.146 Limited Liability Company Redeemable Units were outstanding.

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

During the initial offering period (September 30, 2012 through February 18, 2013), the Fund sold 26,182.375 redeemable units of limited liability company interest (“Redeemable Units”) at $1,000 per Redeemable Unit.  No securities which represent an equity interest or any other interest in the Fund trade on any public market. The Fund privately and continuously offers Redeemable Units to qualified investors.  There is no maximum number of Redeemable Units that may be sold by the Fund.  Subscriptions and redemptions of Redeemable Units and Member Designee’s (defined below) contributions for the years ended December 31, 2015 and 2014 and the period February 19, 2013 through December 31, 2013 are reported in the Statement of Changes in Members’ Capital under “Item 8.  Financial Statements and Supplementary Data.”

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

Sydling is registered as a commodity pool operator and a commodity trading advisor with the Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”) effective August 10, 2011.  Sydling, a wholly owned subsidiary of UBS Alternatives LLC, was formed on August 4, 2011.  UBS Alternatives LLC is a wholly owned subsidiary of UBS Americas Inc. In 2015, UBS AG transferred its ownership interest in UBS Americas Inc. to UBS Americas Holding LLC, a wholly owned subsidiary of UBS AG which is a wholly owned subsidiary of UBS Group AG.  Sydling was formed pursuant to authorization by UBS Alternatives LLC.  Each of the Fund and the Master Fund were formed pursuant to authorization by Sydling.  In order to form the Fund and the Master Fund, Sydling also acted as the initial member of each.

Effective February 19, 2013, the Fund allocated substantially all of its assets to the Master Fund.  The Fund maintains a capital account balance at the Master Fund, the initial balance of which was $26,207,375. As of December 31, 2015, the Advisor trades the Fund’s assets in accordance with the Winton Futures Program at 150% leverage (the “Winton Futures Program”).  A description of the trading activities and focus of the Advisor is included under “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Sydling also acts as the trading manager of the Master Fund.  Sydling and the Advisor believe that trading through this structure should promote efficiency and economy in the trading process. As of December 31, 2015 and 2014, the Fund owned 100% of the Master Fund. The Fund intends to continue to invest substantially all of its assets in the Master Fund.  The performance of the Fund is directly affected by the performance of the Master Fund.  Expenses to investors as a result of the investment in the Master Fund are approximately the same and redemption rights are not affected.

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

Under the LLC Agreement, Sydling has responsibility for the administration of the business and affairs of the Fund, but may delegate trading discretion to one or more trading advisors.  The Fund and the Master Fund have entered into a trading manager agreement (the “Trading Manager Agreement”), with Sydling, pursuant to which Sydling has sole authority and responsibility, as one of the Fund’s and the Master Fund’s agents and attorneys-in-fact, for the selection, monitoring and termination of commodity trading advisor to direct the investment and reinvestment of the assets of the Fund and the Master Fund. The Fund pays Sydling a monthly administrative fee in return for its services to the Fund equal to 1/12 of 1/2% (0.5% per year) of adjusted month-end net assets of the Fund.  The Trading Manager Agreement expires on October 8, 2013 and will be renewed automatically for one-year terms each year thereafter, provided that any party thereto may terminate the agreement upon thirty (30) days’ prior written notice to the other parties.

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

For the period January 1, 2015 through December 31, 2015, the approximate average market sector allocations for the Fund were 11% Currencies, 5% Energy, 5% Grains, 16% Indices, 21% Non-U.S. Interest Rates, 34% U.S. Interest Rates, 1% Livestock, 4% Metals and 3% Softs.

Pursuant to a fee arrangement agreement among Sydling, the Master Fund and UBS Securities, the Master Fund pays UBS Securities a monthly flat rate brokerage fee at an annual rate of 3.5% of the Fund’s capital account balance at the Master Fund.  In addition, the Master Fund pays or reimburses UBS Securities for the Fund’s actual floor brokerage, exchange, clearing, give-up, user and NFA fees, which are payable on a per transaction basis.  These transaction costs are estimated to be 0.10% of the Fund’s capital account balance per year.  Such brokerage and transaction fees are deducted from the Fund’s capital account at the Master Fund.

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

(b) Financial Information about Segments. The Fund’s business consists of only one segment, speculative trading of commodity interests. The Fund does not engage in sales of goods or services. The Fund’s net income (loss) from operations for the years ended December 31, 2015 and 2014 and the period February 19, 2013 (commencement of trading operations) to December 31, 2013 are set forth under “Item 6. Selected Financial Data.” The Fund’s Capital as of December 31, 2015, was $171,511,951.

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

Item 2. Properties.

The Fund does not own or lease any properties. The Member Designee operates out of facilities provided by UBS.

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

UBS Securities is and has been a defendant in numerous legal proceedings, including actions brought by regulatory organizations and government agencies, relating to its securities and commodities business that allege various violations of federal and state securities laws.  UBS Group AG, the ultimate parent company to UBS Securities LLC, files annual reports and quarterly reports to the SEC in which it discloses material information about UBS matters, including information about any material litigation or regulatory investigations (http://www.ubs.com/1/e/investors/quarterly_reporting/2015.htm) Actions with respect to UBS Securities’ futures commission merchant business are publicly available on the website of the NFA (http://www.nfa.futures.org/) and with respect to UBS Securities’ brokerage business are publicly available on the website of FINRA.  (http://www.finra.org).

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

UBS Securities is responding to inquiries concerning the operation of UBS’s alternative trading system (ATS) (also referred to as a dark pool) and its securities order routing and execution practices from various authorities, including the SEC, the NYAG and the FINRA, who reportedly are pursuing similar investigations industry-wide. In January 2015, the SEC announced the resolution of its investigation concerning the operation of UBS’s ATS between 2008 and 2012, which focused on certain order types and disclosure practices that were discontinued two years ago. Under the SEC settlement order, which charges UBS with, among other things, violations of Section 17(a)(2) of the Securities Act of 1933 and Rule 612 of Regulation NMS (known as the sub-penny rule), UBS has paid a total of USD 14.5 million, which includes a fine of USD 12 million and disgorgement of USD 2.4 million. UBS is cooperating in the ongoing regulatory matters, including by the SEC.

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

(b)         Holders. The number of holders of Redeemable Units as of December 31, 2015, was 1,242.

(c)          Dividends. The Fund did not declare a distribution in 2015 or 2014. The Fund does not intend to declare distributions in the foreseeable future.

(d)         Securities Authorized for Issuance Under Equity Compensation Plans. None.

(e)          Performance Graph. Not applicable.

(f)           Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. For the twelve months ended December 31, 2015, there were additional subscriptions of 59,786.173 Redeemable Units totaling $72,817,016. For the twelve months ended December 31, 2014, there were additional subscriptions of 43,735.258 Redeemable Units totaling $46,124,770. For the period February 19, 2013 (commencement of trading operations) to December 31, 2013, there were subscriptions of 46,885.114 Redeemable Units totaling $47,097,484.  The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Exchange Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder (“Regulation D”). The Redeemable Units were purchased by accredited investors as described in Regulation D. In determining the applicability of the exemption, the Member Designee relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the additional subscriptions of Redeemable Units are used in the trading of commodity interests including futures contracts, swaps, options and forward contracts and any other interests pertaining thereto, including interests in commodity pools.

(g)     Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of Redeemable Units by the Fund.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2015— October 31, 2015	1,186.057	$1,177.14	N/A	N/A
November 1, 2015 — November 30, 2015	452.083	$1,233.21	N/A	N/A
December 1, 2015 — December 31, 2015	833.209	$1,202.19	N/A	N/A
	2,471.349	$1,204.18	N/A	N/A

*

Generally, members are permitted to redeem their Redeemable Units as of the end of each month on five business days’ notice to the Member Designee (provided Redeemable Units have been held for three months). Under certain circumstances, the Member Designee can compel redemption, although to date the Member Designee has not exercised this right. Purchases of Redeemable Units by the Fund reflected in the chart above were made in the ordinary course of the Fund’s business in connection with effecting redemptions for members.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day.

Item 6.  Selected Financial Data.

Total trading results, interest income, net income (loss), increase (decrease) in net asset value per unit and net asset value per unit for the years ended December 31, 2015 and 2014 and the period February 19, 2013 (commencement of trading operations) to December 31, 2013, were as follows:

	2015	2014	2013
Total trading results	$9,734,927	$23,503,189	$3,869,092
Total expenses	11,141,217	9,059,123	2,813,809
Interest income allocated from Master Fund	42,256	19,485	11,371

Net income (loss)	$(1,364,034)	$14,463,551	$1,066,654

Increase (decrease) in net asset value per unit	$(4.17)	$177.79	$28.57

Net asset value per unit	$1,202.19	$1,206.36	$1,028.57

Total assets	$176,578,310	$114,963,978	$51,300,651

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

The Member Designee manages all business of the Fund/Master Fund. The Member Designee has delegated its responsibility for the investment of the Fund’s assets to the Advisor. The Fund has invested these assets in the Master Fund. The Member Designee has a team of approximately 25 professionals whose primary emphasis is on attempting to maintain quality control among the advisors to the funds operated or managed by the Member Designee. The Member Designee’s due diligence professionals use proprietary technology and on-site evaluations to identify, select and monitor new and existing futures money managers. The accounting and operations staff provide processing of subscriptions and redemptions and reporting to members and regulatory authorities. The Member Designee also includes staff involved in marketing and sales support. In selecting the advisor for the Fund/Master Fund, the Member Designee considered past performance, trading style, volatility of markets traded and fee requirements.

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

The Winton Futures Program follows a disciplined investment process that is based on statistical analysis of past data.  The initial stage of the process involves collecting, cleaning and organizing large amounts of data.  The Winton Futures Program uses a wide variety of data inputs including factors that are intrinsic to markets, such as price, volume and open interest; and those that are external to markets, such as economic statistics, industrial and commodity data and public company financial data.  The Advisor conducts statistical research into the data in an attempt to quantify the probability of particular markets rising or falling, conditional on a variety of quantifiable factors.  The Advisor’s research is used to develop mathematical models that attempt to forecast market returns, the variability or volatility associated with such returns (often described as “risk”), correlation between markets and transaction costs.  These forecasts are used in investment strategies that determine what positions should be held to maximize profit within a certain range of risk.  As a result of the Advisor’s research, they believe that the investments made in accordance with this process will have an improved chance of being successful which is expected to lead to profits over the long-term.

The Advisor’s investment strategies are operated as an automated, computer-based system.  This system is modified over time as the Advisor monitors its operation and undertakes further research.  Changes to the system occur as a result of, amongst other things, the discovery of new relationships, changes in market liquidity, the availability of new data or the reinterpretation of existing data.

Most of the Advisor’s investment decisions are made strictly in accordance with the output of the system.  However, the Advisor may, in exceptional (such as the occurrence of events that fall outside the input parameters of the system), make investment decisions based on other factors and take action to override the output of the system to seek to protect the interests of investors.  For example, if there is a market crash or if trading is suspended on a market or exchange, the Advisor may attempt to reduce risk by decreasing leverage or liquidating or hedging positions in certain markets.

(a) Liquidity.

The Fund does not engage in sales of goods or services. Its only assets are its investment in the Master Fund and cash. The Master Fund does not engage in the sale of goods or services. The

Master Fund’s only assets are the equity in its trading accounts, consisting of cash and cash equivalents, net unrealized appreciation of open futures contracts, net unrealized appreciation on forward contracts and options, if applicable. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Fund, through its investment in the Master Fund. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2015.

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

For the year ended December 31, 2015, the Fund’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 11.11%. The foregoing margin to equity ratio takes into account cash held in the Fund’s name, as well as the allocable value of the positions and cash held on behalf of the Fund in the name of the Master Fund.

In the normal course of business, the Master Fund, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments.  These financial instruments may include futures, forwards and options on futures whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument.  These instruments may be traded on an exchange, a swap execution facility or OTC.  Exchange-traded instruments are standardized and include futures and certain forward, swap and option contracts.  OTC contracts are negotiated between contracting parties and include certain swaps, forwards and options contracts.  Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted.  The purchaser of an option may lose the entire premium paid for the option.  The writer, or seller, of an option has unlimited risk.  Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk.  In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.  For the years ended December 31, 2015 and 2014 and for the period from February 19, 2013 (commencement of trading operations) to December 31, 2013 the Master Fund traded futures contracts only.

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

For the year ended December 31, 2015, there were additional subscriptions of 59,786.173 Redeemable Units totaling $72,817,016. For the year ended December 31, 2014, there were additional subscriptions of 43,735.258 Redeemable Units totaling $46,124,770. For the period ended December 31, 2013, there were initial subscriptions of 26,207.375 Redeemable Units totaling $26,207,375 and additional subscriptions of $20,677.739 totaling $20,890,109.

No forecast can be made as to the level of redemptions in any given period. A member may require the Fund to redeem its Redeemable Units at their net asset value as of the last day of a month on five business days’ notice to the Member Designee (provided Redeemable Units have been held for three months). There is no fee charged to members in connection with redemptions. Redemptions generally are funded out of the Fund’s cash holdings. For the year ended December 31, 2015, 4,656.794 Redeemable Units were redeemed totaling $5,542,190. For the year ended December 31, 2014, 1,829.957 Redeemable Units were redeemed totaling $1,922,590. For the period ended December 31, 2013, 1,253.602 Redeemable Units were redeemed totaling $1,228,710.

Redeemable Units were sold to persons and entities who are accredited investors as that term is defined in rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”).

(c) Results of Operations.

For the year ended December 31, 2015, the net asset value per Redeemable Unit decreased (0.35)% from $1,206.36 to $1,202.19. For the year ended December 31, 2014, the net asset value per Redeemable Unit increased 17.29% from $1,028.57 to $1,206.36. For the period from February 19, 2013 (commencement of trading operations) to December 31, 2013, the net asset value per Redeemable Unit increased 2.86% from $1,000.00 to $1,028.57.

The Fund, through its investment in the Master Fund, experienced a net trading gain of $9,734,927 before brokerage commissions and related fees for the year ended December 31, 2015. Gains were primarily attributable to the trading of commodity futures in U.S and non-U.S.  interest rates, currencies, energy, livestock, precious metals and grains, and were partially offset by losses in stock indices and softs. The net trading gain (or loss) realized from the Fund’s investment in the Master Fund is disclosed on page [18] under “Item 8. Financial Statements and Supplementary Data.”

The Fund had strong gains from the energy sector. Crude oil and products traded at multi-year lows as the market worked through a sizable supply glut. After abandoning any output limits, OPEC increased production during 2015. The removal of 1970’s era crude export ban by the U.S. congress did not help stabilize the price of U.S. crude oil.  Among the non-OPEC producers, Russia’s oil output reached a post-Soviet record of more than 10 million barrels per day.  U.S. natural gas price also declined for the year due to higher than average inventory and the fund benefited from short positions in natural gas.

Metal prices dropped during 2015 and the fund generally profited by maintaining a short bias to metals throughout the year. While gold lost its luster in the backdrop of the Federal Reserve raising rates, platinum and palladium lost due to China’s slowdown and increased mine output from South Africa. Also due to the slowdown in China, aluminum, copper, zinc, tin, nickel and lead experienced annual losses with nickel dropping 42%.  The fund generated +1.4% in the metals sector.

In December, the U.S. Federal Reserve announced their first interest rate increase since the global financial crisis in 2008. European interest rates moved deeper into negative territory, with the ECB cutting further their deposit rate. The fund generated +4.2% in the fixed income sector, which includes both bonds and interest rate futures.

Equity index sector attribution in 2015 was a loss of -4.1%. The August 2015 drop in equity markets and subsequent recovery was particularly difficult. The fund went into August long stock indices, and so the sudden fall caused some painful losses. The five or so weeks during which prices remained low was long enough for the fund’s index exposure to reach a net short position, and so the fund suffered further losses when markets rallied in October.

By the end of 2015, most of the risk in the Fund was in currencies, fixed income and energies sectors. Among notable FX positions, the Fund had short Euro, short British Pound, short Canadian Dollar, short Swiss Franc and long Japanese Yen exposures. Among other notable positions, the Fund had short crude oil, short gold and long Eurodollar futures positions.

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

Fixed income markets were the clear winner, with non-US interest rates contributing significant gains and US interest rates registering a healthy profit. Of note is the contribution from European bonds and Japanese bonds. The trend in German bunds was something to behold, with it not having registered a single losing month in 2015. Profits in interest rate trading were also focused in Europe. The trend following and carry systems were the main drivers of these profits.

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

During the reporting period, interest income on 100% of the average daily equity maintained in cash in the Master Fund’s brokerage account with UBS Securities was earned at a 30-day U.S. Treasury bill rate. Interest income for the year ended December 31, 2015 increased by $22,771 as compared to the year ended December 31, 2014. The increase in interest income is primarily due to an increase in the average daily equity in the Fund’s account during the year ended December 31, 2015, as compared to the corresponding period in 2014. Interest earned by the Fund will increase the net asset value of the Fund. The amount of interest income earned by the

Fund during the reporting period depended on the average daily equity in the Fund’s account and upon interest rates over which neither the Fund nor UBS Securities had control.

Brokerage fees are calculated as a percentage of the Fund’s capital account balance at the Master Fund as of the end of each month and are affected by trading performance and redemptions.  Brokerage, clearing and transaction fees of the Master Fund for the years ended December 31, 2015 and 2014 were $5,527,858 and $2,801,413, respectively. The increase in brokerage, clearing and transaction fees for the year ended December 31, 2015 is due to higher average net assets as compared to the corresponding period in 2014.

Advisory fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions.

Advisory fees of the Fund for the years ended December 31, 2015 and 2014 were $2,297,061 and $1,164,404, respectively.  The calculation of advisory fees for the years ended December 31, 2015 and 2014 was based on a monthly average net asset value of $153,137,391 and $77,626,959, respectively.  The increase in advisory fees for the year ended December 31, 2015 as compared to the corresponding period in 2014 is due to an increase in the average net assets.

Administrative fees are paid to Sydling for administering the business and affairs of the Fund.  These fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions.

Administrative fees of the Fund for the years ended December 31, 2015 and 2014 were $765,687and $388,135, respectively.  The calculation of administrative fees for the years ended December 31, 2015 and 2014 was based on a monthly average net asset value of $153,137,391 and $77,626,959, respectively.  The increase in administrative fees for the year ended December 31, 2015 as compared to the corresponding period in 2014 is due to an increase in the average net assets.

Incentive fees to the Advisor are based on the new trading profits generated by the Advisor, paid at the end of each quarter, as defined in the Trading Advisory Agreement between the Fund, Sydling and the Advisor. Incentive fees of $2,112,137 and $4,172,680, were earned for the years ended December 31, 2015 and 2014, respectively.

The Fund pays professional fees, which generally include legal and accounting expenses, and other expenses, which generally include filing and printing fees. Professional fees and other expenses for the years ended December 31, 2015 and 2014 were $416,457 and $442,478, respectively.

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

Fund’s and Master Fund’s Fair Value Measurements. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements” (“ASC 820”), defines fair value, establishes a framework for measuring fair value, and establishes a fair value hierarchy which prioritizes the inputs to valuation techniques. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. Valuation techniques, as specified by ASC 820, are used to measure fair value.

All financial instruments at fair value are categorized into one of three fair value hierarchy levels, based upon the lowest level input that is significant to the financial instrument’s fair value measurement in its entirety:

Level 1—quoted market prices (unadjusted) in active markets for identical assets or liabilities.

Level 2—Valuation techniques for which all significant inputs are market observable, either directly or indirectly.

Level 3—Valuation techniques which include significant inputs that are not based on observable market data.

The Master Fund recognizes transfers into and out of the levels indicated above at the end of the reporting period.  During the years ended December 31, 2015 and 2014 and the period ended December 31, 2013, there were no transfers amongst Levels 1, 2 and 3 of the valuation hierarchy.

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

The Master Fund considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1).  The values of non exchange-traded forward, swap and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) and for those contracts that are priced using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). As of and for the years ended December 31, 2015 and 2014 and the period ended December 31, 2013, the Master Fund did not hold any derivative instruments for which market quotations are not readily available and which are priced by broker-dealers who derive fair values for these assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

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

The Master Fund’s Trading Value at Risk in Different Market Sectors

Value at Risk tables represent a probabilistic assessment of the risk of loss in the market risk sensitive instruments. The following tables indicates the trading Value at Risk associated with the Master Fund’s open positions by market category as of December 31, 2015 and 2014, and the highest, lowest and average value at any point during the year/period. All open position trading risk exposures of the Master Fund have been included in calculating the figures set forth below. As of December 31, 2015, the Master Fund’s total capitalization was $171,511,951 and the Fund owned approximately 100% of the Master Fund. The Fund invests substantially all of its assets in the Master Fund. The Master Fund’s Value at Risk as of December 31, 2015 was as follows:

December 31, 2015

(Unaudited)

Market Sector	Value at Risk	% of Total Capitalization		High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$3,672,600	2.14%		$3,672,600	$853,041	$1,798,593
Energy	$1,624,349	0.95%		$1,624,349	$357,446	$841,862
Grains	$1,828,050	1.07%		$1,828,050	$251,312	$839,932
Index	$3,362,435	1.96%		$4,178,890	$1,510,936	$2,802,941
Interest Rate Non-U.S.	$3,077,529	1.79%		$5,019,800	$1,345,612	$3,640,257
Interest Rate U.S.	$4,470,531	2.61%		$7,137,134	$3,242,996	$5,840,910
Livestock	$282,060	0.16%		$382,860	$83,250	$206,738
Lumber	$7,488	—	% **	$7,488	$1,855	$4,606
Metals	$1,238,070	0.72%		$1,238,070	$262,177	$680,897
Softs	$541,665	0.32%		$575,538	$267,237	$463,353

Total	$20,104,777	11.72%

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

*                 Annual average of month-end Values at Risk

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Master Fund is typically many times the applicable margin requirement (margin requirements generally range between 1% and 25% of contract face value) as well as many times the capitalization of the Master Fund. The magnitude of the Master Fund’s open positions creates a “risk of ruin” not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions,  unusual, but historically recurring from time to time, could cause the Master Fund to incur severe losses over a short period of time. The foregoing Value at Risk tables, as well as the past performance of the Fund, give no indication of this “risk of ruin.”

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

The following were the primary trading risk exposures of the Master Fund as of December 31, 2015, by market sector.

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

Metals. The Master Fund’s primary metal market exposure was to fluctuations in the prices of aluminum, zinc and copper.

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

Item 8. Financial Statements and Supplementary Data.

Cavendish Futures Fund LLC

The following financial statements and related items of the Fund are filed under this Item 8: Oath or Affirmation, Report of Independent Registered Public Accounting Firm, for the years ended December 31, 2015 and 2014; Statements of Financial Condition at December 31, 2015 and 2014; Statements of Operations for the years ended December 31, 2015 and 2014 and the period from February 19, 2013 (commencement of trading operations) to December 31, 2013; Statements of Changes in Members’ Capital for the years ended December 31, 2015 and 2014 and the period from February 19, 2013 (commencement of trading operations) to December 31, 2013; and Notes to Financial Statements.

CAVENDISH FUTURES FUND LLC

Financial Statements
with Report of Independent Registered Public Accounting Firm

For the years ended December 31, 2015 and 2014

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

For the years ended December 31, 2015 and 2014

Financial statements of Sydling WNT Master Fund LLC for the years ended December 31, 2015 and 2014 are attached to these financial statements and are an integral part thereof.

Report of Independent Registered Public Accounting Firm

To the Members of

Cavendish Futures Fund LLC

We have audited the accompanying statements of financial condition of Cavendish Fund LLC (the “Feeder Fund”) as of December 31, 2015 and 201, and the related statements of operations, changes in members’ capital and the financial highlights for the years ended December 31, 2015, December 31, 2014, and the period from February 19, 2013 (commencement of trading operations) through December 31, 2013. These financial statements and financial highlights are the responsibility of the Feeder Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Feeder Fund’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Feeder Fund’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Cavendish Futures Fund LLC at December 31, 2015 and 2014, and the results of its operations, the changes in its members’ capital and the financial highlights for the years ended December 31, 2015, December 31, 2014, and for the period from February 19, 2013 (commencement of trading operations) through December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

March 21, 2016

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

The management of Cavendish Futures Fund LLC has assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our assessment, management concluded that the Fund maintained effective internal control over financial reporting as of December 31, 2015 based on the criteria referred to above.

/s/ Jerry Pascucci	/s/ Jennifer Magro
Jerry Pascucci	Jennifer Magro
President and Director	Chief Financial Officer
Sydling Futures Management LLC	Sydling Futures Management LLC
Trading Manager,	Trading Manager,
Cavendish Futures Fund LLC	Cavendish Futures Fund LLC

Cavendish Futures Fund LLC

Statements of Financial Condition

December 31, 2015 and 2014

(Expressed in U.S. Dollars)

	2015	2014
ASSETS

Investment in Sydling WNT Master Fund LLC, at fair value (cost $148,679,254 and $83,859,327, respectively)	$171,511,951	$105,608,724
Cash (Note 3e)	3,771,989	5,973,766
Receivable from Sydling WNT Master Fund LLC	1,294,370	3,381,488
Total Assets	$176,578,310	$114,963,978

LIABILITIES

Subscriptions received in advance (Note 3e)	$3,541,000	$5,911,500
Redemption payable	1,001,677	58,880
Incentive fee payable (Note 4b)	—	3,027,080
Accrued expenses:
Advisory fees (Note 4b)	216,002	136,095
Administrative fees (Notes 4a and 4c)	72,001	45,365
Professional fees and other expenses	235,679	168,768
Organizational costs (Note 5)	—	15,131
Total Liabilities	5,066,359	9,362,819

MEMBERS’ CAPITAL

Member Designee (25.000 units)	30,055	30,159
Non-Managing Members (142,641.192 units and 87,511.813 units)	171,481,896	105,571,000
Total Members’ Capital	171,511,951	105,601,159
Total Liabilities and Members’ Capital	$176,578,310	$114,963,978
Members’ Capital per unit (based on 142,666.192 units and 87,536.813 units)	$1,202.19	$1,206.36

See accompanying notes to financial statements and attached financial statements of Sydling WNT Master Fund LLC.

Cavendish Futures Fund LLC

Statements of Operations

For the years ended December 31, 2015, 2014 and for the period from

February 19, 2013 (commencement of trading operations) to December 31, 2013

(Expressed in U.S. Dollars)

	2015	2014	2013
INVESTMENT INCOME

Interest allocated from Sydling WNT Master Fund LLC	$42,256	$19,485	$11,371

EXPENSES

Expenses allocated from Sydling WNT Master Fund LLC	5,549,875	2,891,426	1,306,199
Incentive fee (Note 4b)	2,112,137	4,172,680	449,717
Advisory fees (Note 4b)	2,297,061	1,164,404	501,620
Administrative fees (Notes 4a and 4c)	765,687	388,135	167,207
Professional fees and other expenses	416,457	442,478	207,500
Organizational costs (Note 5)	—	—	181,566
Total Expenses	11,141,217	9,059,123	2,813,809

NET INVESTMENT (LOSS)	(11,098,961)	(9,039,638)	(2,802,438)

TRADING RESULTS

Net realized gain allocated from Sydling WNT Master Fund LLC	13,310,782	20,608,567	1,772,152
Net change in unrealized (depreciation)/appreciation allocated from Sydling WNT Master Fund LLC	(3,575,855)	2,894,622	2,096,940
Total Trading Results	9,734,927	23,503,189	3,869,092

Net income (loss)	(1,364,034)	14,463,551	1,066,654
Net income (loss) per unit	$(4.17)	$177.79	$28.57

See accompanying notes to financial statements and attached financial statements of Sydling WNT Master Fund LLC.

Cavendish Futures Fund LLC

Statements of Changes in Members’ Capital

For the years ended December 31, 2015, 2014 and for the period from

February 19, 2013 (commencement of trading operations) to December 31, 2013

(Expressed in U.S. Dollars)

	Non-Managing Members	Member Designee	Total

Initial capital contributions, 26,182.375 Units of Non-Managing Member interest and the Member Designee’s contribution representing 25.000 units	$26,182,375	$25,000	$26,207,375

Subscriptions, 20,677.739 Units of Non-Managing Member interest	20,890,109	—	20,890,109

Redemptions, 1,253.602 Units of Non-Managing Member interest	(1,228,710)	—	(1,228,710)

Net Income	1,065,940	714	1,066,654

Members’ Capital at December 31, 2013	$46,909,714	$25,714	$46,935,428

Subscriptions, 43,735.258 Units of Non-Managing Member interest	46,124,770	—	46,124,770

Redemptions, 1,829.957 Units of Non-Managing Member interest	(1,922,590)	—	(1,922,590)

Net Income	14,459,106	4,445	14,463,551

Members’ Capital at December 31, 2014	$105,571,000	$30,159	$105,601,159

Subscriptions, 59,786.173 Units of Non-Managing Member interest	72,817,016	—	72,817,016

Redemptions, 4,656.794 Units of Non-Managing Member interest	(5,542,190)	—	(5,542,190)

Net Income (loss)	(1,363,930)	(104)	(1,364,034)

Members’ Capital at December 31, 2015	$171,481,896	$30,055	$171,511,951

See accompanying notes to financial statements and attached financial statements of Sydling WNT Master Fund LLC.

Cavendish Futures Fund LLC

Financial Highlights

For the years ended December 31, 2015, 2014 and for the period from

February 19, 2013 (commencement of trading operations) to December 31, 2013

(Expressed in U.S. Dollars)

The following represents the ratios to average members’ capital and other supplemental information for the years indicated:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Period Ended December 31, 2013
Per share operating performance: (a)
Members’ capital per unit, beginning of year/period	$1,206.36	$1,028.57	$1,000.00
Income from investment operations:
Net investment income/(loss)	(92.63)	(120.41)	(76.37)
Net realized and unrealized gain/(loss) from investment activities (b)	88.46	298.20	104.94
Total from investment operations	(4.17)	177.79	28.57
Members’ capital per unit, end of year/period	$1,202.19	$1,206.36	$1,028.57

Ratio/Supplemental Data: (c)
Ratio of net investment loss to average Members’ capital	(7.47)%	(12.18)%	(8.35)%
Ratio of operating expenses to average Members’ capital before incentive fee	6.08%	6.58%	7.05%
Ratio of incentive fee to average Members’ capital	1.42%	5.62%	1.34%
Ratio of operating expenses to average Members’ capital after incentive fee	7.50%	12.20%	8.39%

Total return before incentive fee (d)	1.07%	22.91%	4.09%
Incentive fee	(1.42)%	(5.62)%	(1.23)%
Total return after incentive fee	(0.35)%	17.29%	2.86%
Members’ capital at end of year/period	$171,511,951	$105,601,159	$46,935,428

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

(c)          The ratios to average members’ capital are annualized.  The average members’ capital used in the above ratios is calculated by using members’ capital after period-end withdrawals.

(d)         Total return assumes a purchase of an interest in the Fund at the beginning of the year and a sale of the Fund interest on the last day of the year noted.  Total return assumes a purchase of an interest in the Fund at the beginning of the period and a sale of the Fund interest on the last day of the period noted. For the period from February 19, 2013 (commencement of trading operations) through December 31, 2013, where the period is less than the fiscal year, total return has not been annualized.

See accompanying notes to financial statements and attached financial statements of Sydling WNT Master Fund LLC.

Cavendish Futures Fund LLC

Notes to Financial Statements

December 31, 2015, 2014 and for the period from

February 19, 2013 (commencement of trading operations) to December 31, 2013

(Expressed in U.S. Dollars)

1.                                      Organization

Cavendish Futures Fund LLC (the “Fund”) is a Delaware limited liability company formed on August 7, 2012.  Trading operations of the Fund commenced on February 19, 2013.  The Fund’s investment objective is to seek to achieve capital appreciation through speculative trading in U.S. and international futures, options on futures and forward markets.  The Fund may also engage in swap and other derivative transactions upon approval of Sydling.  The Fund invests substantially all of its assets in Sydling WNT Master Fund LLC (the “Master Fund”), also a Delaware limited liability company, that has the same investment objective as the Fund.  The financial statements of the Master Fund, including the condensed schedule of investments, are included elsewhere in this report and should be read with the Fund’s financial statements.  The percentage of the Master Fund’s capital owned by the Fund at December 31, 2015 and 2014 was 100%.  The performance of the Fund is directly affected by the performance of the Master Fund.

The Fund is member managed for purposes of Delaware law.  Pursuant to the limited liability company agreement of the Fund, as may be amended from time to time (the “LLC Agreement”), the members of the Fund have appointed Sydling Futures Management LLC (“Sydling”) to act as the Fund’s trading manager and commodity pool operator.  Sydling is registered as a commodity pool operator and a commodity trading advisor and is a member of the National Futures Association (“NFA”) effective August 10, 2011.  Sydling, a wholly owned subsidiary of UBS Alternatives LLC, was formed on August 4, 2011.  UBS Alternatives LLC is a wholly owned subsidiary of UBS Americas Inc. In 2015, UBS AG transferred its ownership interest in UBS Americas Inc. to UBS Americas Holding LLC, a wholly owned subsidiary of UBS AG which is a wholly owned subsidiary of UBS Group AG.

Winton Capital Management Limited (the “Advisor” or “WNT”) serves as the trading advisor to the Fund and the Master Fund.

BNY Mellon Investment Servicing (US) Inc. serves as administrator (the “Administrator”) of the Fund.

The Fund privately and continually offers units of limited liability company interest in the Fund to qualified investors and are generally accepted monthly.  A qualified investor is an accredited investor as defined in Regulation D under the Securities Exchange Act of 1933.  There is no

Cavendish Futures Fund LLC

Notes to Financial Statements (continued)

December 31, 2015, 2014 and for the period from

February 19, 2013 (commencement of trading operations) to December 31, 2013

(Expressed in U.S. Dollars)

1.                                      Organization (continued)

maximum number of units that may be sold in the Fund.  Sydling may reject any subscription for any reason for a reasonable period of time after receipt.  Generally, units may be redeemed on the last day of any month with five days written notice provided that such units are held for three full months.  In general, the Fund will make payment for redeemed units within ten business days following the redemption date.

2.                                      Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements — Going Concern (Subtopic ASC 205-40) (“ASU No. 2014-15”). This amendment requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and, if so, to disclose that fact.  Management will also be required to evaluate and disclose whether it plans to alleviate that doubt. This amendment is effective for fiscal years ending after December 15, 2016. Commencing in fiscal year 2016, the Fund will perform an analysis and make disclosures as required.  The Fund does not expect that the adoption of ASU No. 2014-15 will have a material impact on the Fund’s financial statements.

3.                                      Significant Accounting Policies

a.              Use of Estimates

The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of increases and decreases in members’ capital from operations during the reporting period.  Actual results could differ from those estimates.

b.              Statements of Cash Flows

The Fund is not required to provide a Statements of Cash Flows in accordance with Accounting Standard Codification (“ASC”) 230, Statement of Cash Flows.

Cavendish Futures Fund LLC

Notes to Financial Statements (continued)

December 31, 2015, 2014 and for the period from

February 19, 2013 (commencement of trading operations) to December 31, 2013

(Expressed in U.S. Dollars)

3.                                      Significant Accounting Policies (continued)

c.               Fair Value Measurements

FASB Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements” (“ASC 820”), defines fair value, establishes a framework for measuring fair value, and establishes a fair value hierarchy which prioritizes the inputs to valuation techniques.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. Valuation techniques, as specified by ASC 820, are used to measure fair value.

All financial instruments at fair value are categorized into one of three fair value hierarchy levels, based upon the lowest level input that is significant to the financial instrument’s fair value measurement in its entirety:

Level 1 — quoted market prices (unadjusted) in active markets for identical assets or liabilities.

Level 2 — valuation techniques for which all significant inputs are market observable, either directly or indirectly.

Level 3 — valuation techniques which include significant inputs that are not based on observable market data.

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

The Fund values its investment in the Master Fund, where there are no other rights or obligations inherent within the ownership interest held by the Fund, based on the end of the day net asset value of the Master Fund (Level 2).  The value of the Fund’s investment in the Master Fund reflects its proportional interest in the Master Fund.  As of and for the years ended December 31, 2015 and 2014 and for the period from February 19, 2013 (commencement of trading operations) to December 31, 2013, the Fund did not hold any derivative instruments that are based on unadjusted quoted prices in active markets for identical assets (Level 2) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

Cavendish Futures Fund LLC

Notes to Financial Statements (continued)

December 31, 2015, 2014 and for the period from

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

d.              Investment in Master Fund

The Fund records its investment in the Master Fund at fair value and is represented by the Fund’s proportionate interest in the members’ capital of the Master Fund at December 31, 2015 and 2014.  Valuation of securities held by the Master Fund is discussed in the notes to the Master Fund’s financial statements.  The Fund records its pro rata share of the Master Fund’s income, expenses and realized and unrealized gains and losses.  The performance of the Fund is directly attributable to the performance of the Master Fund.  The Fund records its subscription and redemption of the capital account related to its investment in the Master Fund on the transaction date.  The Master Fund will adjust the capital account of the Fund.  Brokerage, clearing and transaction fees are incurred by the Master Fund and are reflected in the pro rata allocation received by the Fund from the Master Fund.

e.               Subscriptions Received in Advance

Subscriptions received in advance represent the amounts paid by the non-managing members for a percentage ownership into the Fund which have not yet been added as members’ capital as of December 31, 2015 and 2014.  The amount paid is held as cash in the Fund’s escrow account and represents the cash on the Statements of Financial Condition.

f.                Redemptions Payable

Pursuant to ASC Topic 480, Distinguishing Liabilities from Equity, capital withdrawals effective December 31, 2015 and 2014 have been reflected as redemptions payable in the Statements of Financial Condition.

g.              Income Taxes

The Fund is classified as a partnership for U.S. federal income tax purposes, and the Fund will not pay U.S. federal income tax.  As a result, no income tax liability or expense has been recorded in the financial statements.

Cavendish Futures Fund LLC

Notes to Financial Statements (continued)

December 31, 2015, 2014 and for the period from

February 19, 2013 (commencement of trading operations) to December 31, 2013

(Expressed in U.S. Dollars)

3.                                      Significant Accounting Policies (continued)

g.              Income Taxes (continued)

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

Tax positions with respect to tax at the Master Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. Management has analyzed the Master Fund’s tax positions for the open tax period and has concluded that no provision is required in the Master Fund’s financial statements.  The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Statements of Operations.  For the years ended December 31, 2015, 2014 and for the period from February 19, 2013 (commencement of trading operations) to December 31, 2013, the Master Fund did not incur any interest or penalties.

4.                                      Related Party Transactions and Other Agreements

a.              Limited Liability Company Agreement

Sydling administers the business affairs of the Fund including selecting one or more advisors to make trading decisions for the Fund.  The Fund will pay Sydling a monthly administration fee in return for its services equal to 1/12 of 0.50% (0.50% per year) of month-end adjusted members’ capital of the Fund.  Month-end members’ capital, for the purpose of calculating administration fees are members’ capital, as defined in the Limited Liability Company Agreement, prior to the reduction of the current month’s incentive allocation accrual, the monthly advisory fee, Sydling’s administration fee and any redemptions or distributions as of the end of such month.  For the years ended December 31, 2015, 2014 and for the period from February 19, 2013 (commencement of trading operations) to December 31, 2013, the Fund incurred administrative fees of $765,687, $388,135 and $167,207, respectively, of which $72,001, and $45,365 remained payable and is reflected on the Statements of Financial Condition as of December 31, 2015 and 2014, respectively.

Each unit, when purchased by a member, shall be fully paid and non-assessable.  No member shall be liable for Fund obligations in excess of the capital contributed by the member, plus such member’s share of undistributed profits, if any.

Cavendish Futures Fund LLC

Notes to Financial Statements (continued)

December 31, 2015, 2014 and for the period from

February 19, 2013 (commencement of trading operations) to December 31, 2013

(Expressed in U.S. Dollars)

4.                                      Related Party Transactions and Other Agreements (continued)

b.                                      Trading Advisory Agreement

Sydling, on behalf of the Fund, has entered into an advisory agreement (the “Trading Advisory Agreement”) with the Advisor, a registered commodity trading advisor.  The Advisor is not affiliated with Sydling or UBS Securities LLC, the Master Fund’s commodity broker, or its affiliates and is not responsible for the organization or operation of the Fund.  The Trading Advisory Agreement provides that the Advisor has sole discretion in determining the investment of the assets of the Fund.  During the years ended December 31, 2015, 2014 and for the period from February 19, 2013 (commencement of trading operations) to December 31, 2013, the Fund paid the Advisor a monthly advisory fee equal to 1/12 of 1.5% (1.5% per year) of month-end members’ capital of the Fund.  Month-end members’ capital, for the purpose of calculating advisory fees are members’ capital, as defined in the Limited Liability Company Agreement, prior to the reduction of the current month’s incentive allocation accrual, the monthly advisory fee, Sydling’s administration fee and any redemptions or distributions as of the end of such month.  The Trading Advisory Agreement may be terminated upon notice by either party.  For the years ended December 31, 2015, 2014 and for the period from February 19, 2013 (commencement of trading operations) to December 31, 2013, the Fund incurred advisory fees of $2,297,061, $1,164,404 and $501,620, respectively of which $216,002 and $136,095 remained payable and is reflected on the Statements of Financial Condition as of December 31, 2015 and 2014, respectively.

In addition, the Advisor receives a quarterly incentive fee equal to 20% of New Trading Profits, as defined in the Trading Advisory Agreement, earned on behalf of the Fund during each calendar quarter and are issued as special member units.  The amounts of $2,112,137, $4,172,680 and $449,717 represent the incentive fees earned on new trading profits earned for the years ended December 31, 2015, 2014 and for the period from February 19, 2013 (commencement of trading operations) to December 31, 2013, respectively.

In allocating substantially all of the assets of the Fund to the Master Fund, Sydling considered the Advisor’s past performance, trading style, volatility of markets traded and fee requirements.  Sydling may modify or terminate the allocation of assets to the Advisor at any time.

c.                                       Administration Agreement

Sydling, on behalf of the Fund, has entered into an administration agreement with the Administrator.  The Administrator will assist Sydling in performing certain day-to-day tasks on behalf of the Fund, including but not limited to, calculating daily or periodic portfolio valuations, reconciling cash and

Cavendish Futures Fund LLC

Notes to Financial Statements (continued)

December 31, 2015, 2014 and for the period from

February 19, 2013 (commencement of trading operations) to December 31, 2013

(Expressed in U.S. Dollars)

4.                                      Related Party Transactions and Other Agreements (continued)

c.               Administration Agreement (continued)

portfolio positions, providing portfolio reporting, maintaining books and records and calculating all fund fees.  Sydling will pay a portion of the administrative fee it receives from the Fund to the Administrator.

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

All of these costs have been reimbursed to UBSFSI by the Fund in March 2015.

6.                                      Subscriptions, Distributions and Redemptions

The Fund will offer units privately through its selling agent, UBSFSI.  The Fund may engage additional selling agents in the future, including selling agents affiliated or unaffiliated with Sydling.  The minimum initial subscription in the Fund is $25,000 (or $10,000 in the case of ERISA Plans).  The minimum additional investment for those who are current members and are qualified investors is $10,000.  Sydling may, in its sole discretion, lower these amounts.  Subscriptions for units are made five business days prior to the end of a month and are made at the net asset value (“NAV”) on the first day of the following month.  Sydling may reject any subscription for any reason for a reasonable period of time after receipt.

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

Cavendish Futures Fund LLC

Notes to Financial Statements (continued)

December 31, 2015, 2014 and for the period from

February 19, 2013 (commencement of trading operations) to December 31, 2013

(Expressed in U.S. Dollars)

7.                                      Subsequent Events

Management has evaluated the impact of all subsequent events on the Fund through March 21, 2016, the date these financial statements were available to be issued.  Subsequent to year end additional subscriptions were received from the non-managing members totaling $18,366,653.  Subsequent to year end redemptions were paid to the non-managing members totaling $1,322,640.  Management has determined that there were no additional subsequent events requiring recognition or disclosure in the financial statements.

SYDLING WNT MASTER FUND LLC

Financial Statements
with Report of Independent Registered Public Accounting Firm

For the years ended December 31, 2015 and 2014

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

For the years ended December 31, 2015 and 2014

Report of Independent Registered Public Accounting Firm

To the Member of

Sydling WNT Master Fund LLC

We have audited the accompanying statement of financial condition of Sydling WNT Master Fund LLC (the “Master Fund”), including the condensed schedules of investments, as of December 31, 2015 and 2014, and the related statement of operations, changes in member’s capital and the financial highlights for the years ended December 31, 2015, December 31, 2014, and the period from February 19, 2013 (commencement of trading operations) through December 31, 2013. These financial statements and financial highlights are the responsibility of the Master Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Master Fund’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Master Fund’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement and the financial highlights referred to above present fairly, in all material respects, the financial position of Sydling WNT Master Fund LLC at December 31, 2015 and 2014, and the results of its operations, the changes in its member’s capital and the financial highlights for the years ended December 31, 2015, December 31, 2014, and for the period from February 19, 2013 (commencement of trading operations) through December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

March 21, 2016

Sydling WNT Master Fund LLC

Statements of Financial Condition

December 31, 2015 and 2014

(Expressed in U.S. Dollars)

	2015	2014
ASSETS

Cash (including restricted cash of $20,104,777 and $10,545,800, respectively)	$171,893,278	$104,413,436
Net unrealized appreciation on open futures contracts	1,415,707	4,991,562
Interest receivable	25,725	3,879
Total Assets	$173,334,710	$109,408,877

LIABILITIES AND MEMBER’S CAPITAL

Redemptions payable	$1,294,370	$3,381,488
Accrued expenses:
Brokerage commissions	505,493	318,818
Professional fees and other expenses	22,896	99,847
Total Liabilities	1,822,759	3,800,153

MEMBER’S CAPITAL

Non-Managing Member	171,511,951	105,608,724
Total Member’s Capital	171,511,951	105,608,724
Total Liabilities and Member’s Capital	$173,334,710	$109,408,877

The accompanying notes are an integral part of these financial statements.

Sydling WNT Master Fund LLC

Condensed Schedule of Investments

December 31, 2015

(Expressed in U.S. Dollars)

			Percent of
Number of			Member’s
Contracts		Fair Value	Capital
	FUTURES CONTRACTS OWNED
323	CURRENCIES	$140,883	0.08%
5,778	FINANCIALS	(1,194,580)	(0.70)%
94	GRAINS	10,686	0.01%
754	INDEX	267,181	0.16%
24	MATERIALS	3,430	0.00%
1	MEATS	(40)	0.00%
	TOTAL FUTURES CONTRACTS OWNED	(772,440)	(0.45)%

	FUTURES CONTRACTS SOLD
(1,148)	CURRENCIES	732,243	0.43%
(667)	ENERGY	350,328	0.20%
(196)	FINANCIALS	(9,629)	(0.01)%
(869)	GRAINS	520,477	0.30%
(501)	INDEX	(154,135)	(0.09)%
(3)	INDUSTRIALS	3,058	0.00%
(114)	MEATS	(189,420)	(0.11)%
(496)	METALS	935,225	0.55%
	TOTAL FUTURES CONTRACTS SOLD	2,188,147	1.27%
	TOTAL FUTURES CONTRACTS	1,415,707	0.82%
	OTHER ASSETS IN EXCESS OF OTHER LIABILITIES	170,096,244	99.18%
	TOTAL MEMBER’S CAPITAL	$171,511,951	100.00%

Percentages shown represent a percentage of member’s capital as of December 31, 2015.

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

Sydling WNT Master Fund LLC

Statements of Operations

For the years ended December 31, 2015, 2014 and for the period from

February 19, 2013 (commencement of trading operations) to December 31, 2013

(Expressed in U.S. Dollars)

	2015	2014	2013
INVESTMENT INCOME

Interest income	$42,256	$19,485	$11,371
Total Investment Income	42,256	19,485	11,371

EXPENSES

Brokerage, clearing and transaction fees	5,527,858	2,801,413	1,209,244
Professional fees	22,017	90,013	85,000
Organizational expenses	—	—	11,955
Total Expenses	5,549,875	2,891,426	1,306,199
Net Investment (Loss)	(5,507,619)	(2,871,941)	(1,294,828)

NET REALIZED AND UNREALIZED GAIN/(LOSS) FROM DERIVATIVE INSTRUMENTS

Net realized gain/(loss) from futures	13,310,782	20,608,567	1,772,152
Net change in unrealized appreciation/(depreciation) on futures	(3,575,855)	2,894,622	2,096,940
Net Realized and Change in Unrealized Gain/(Loss) from Derivative Instruments	9,734,927	23,503,189	3,869,092
Net Income	$4,227,308	$20,631,248	$2,574,264

The accompanying notes are an integral part of these financial statements.

Sydling WNT Master Fund LLC

Statements of Changes in Member’s Capital

For the years ended December 31, 2015, 2014 and for the period from

February 19, 2013 (commencement of trading operations) to December 31, 2013

(Expressed in U.S. Dollars)

	2015	2014	2013
INCREASE (DECREASE) IN MEMBER’S CAPITAL FROM OPERATIONS
Net investment (loss)	$(5,507,619)	$(2,871,941)	$(1,294,828)
Net realized gain/(loss) from derivative instruments	13,310,782	20,608,567	1,772,152
Net change in unrealized appreciation/(depreciation) on derivative instruments	(3,575,855)	2,894,622	2,096,940
Net Income	4,227,308	20,631,248	2,574,264

INCREASE (DECREASE) IN MEMBER’S CAPITAL FROM CAPITAL TRANSACTIONS
Subscriptions	72,817,016	46,124,770	47,097,484
Redemptions	(11,141,097)	(8,181,071)	(2,637,971)
Net Increase (Decrease) in Member’s Capital Derived from Capital Transactions	61,675,919	37,943,699	44,459,513
Net Increase (Decrease) in Member’s Capital	65,903,227	58,574,947	47,033,777
Member’s Capital at Beginning of Year	105,608,724	47,033,777	—
Member’s Capital at End of Year	$171,511,951	$105,608,724	$47,033,777

The accompanying notes are an integral part of these financial statements.

Sydling WNT Master Fund LLC

Financial Highlights

For the years ended December 31, 2015, 2014 and for the period from

February 19, 2013 (commencement of trading operations) to December 31, 2013

(Expressed in U.S. Dollars)

The following represents the ratios to average member’s capital and other supplemental information for the years indicated:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Period Ended December 31, 2013
Ratio/Supplemental Data:
Ratio of net investment loss to average member’s capital (a)	(3.70)%	(3.85)%	(3.84)%
Ratio of total expenses to average member’s capital (a)	3.73%	3.87%	3.87%
Total return (b)	3.63%	25.73%	6.99%
Member’s capital at end of year	$171,511,951	$105,608,724	$47,033,777

Total return and the ratios to average member’s capital are calculated for investor’s capital taken as a whole. An individual investor’s capital may vary from these ratios and total return based on the timing of capital transactions.

(a)         The ratios to average member’s capital are annualized. The average member’s capitals used in the above ratios are calculated by using member’s capital after year-end withdrawals.

(b)         Total return assumes a purchase of an interest in the Master Fund at the beginning of the year and a sale of the Master Fund interest on the last day of the year noted. For the period from February 19, 2013 (commencement of trading operations) to December 31, 2013, where the period is less than the fiscal year, total return has not been annualized.

The accompanying notes are an integral part of these financial statements.

Sydling WNT Master Fund LLC

Notes to Financial Statements

December 31, 2015, 2014 and for the period from

February 19, 2013 (commencement of trading operations) to December 31, 2013

(Expressed in U.S. Dollars)

1.                                      Organization

Sydling WNT Master Fund LLC (the “Master Fund”) is a Delaware limited liability company formed on August 7, 2012.  Trading operations of the Master Fund commenced on February 19, 2013.  The Master Fund’s investment objective is to seek to achieve capital appreciation through speculative trading in U.S. and international futures, options on futures and forward markets.  The Fund may also engage in swap and other derivate transactions upon approval of Sydling Futures Management LLC (“Sydling”).

The member of the Master Fund appointed Sydling as the member designee (the “Member Designee”) to manage the business and affairs of the Master Fund and to act as the Master Fund’s commodity pool operator.  Sydling is registered as a commodity pool operator and a commodity trading advisor and is a member of the National Futures Association (“NFA”) effective August 10, 2011.  Sydling, a wholly owned subsidiary of UBS Alternatives LLC, was formed on August 4, 2011.  UBS Alternatives LLC is a wholly owned subsidiary of UBS Americas Inc. In 2015, UBS AG transferred its ownership interest in UBS Americas Inc. to UBS Americas Holding LLC, a wholly owned subsidiary of UBS AG which is a wholly owned subsidiary of UBS Group AG.

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

2.                                      Accounting Developments

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements — Going Concern (Subtopic ASC 205-40) (“ASU No. 2014-15”).  This amendment requires management to evaluate whether there is

Sydling WNT Master Fund LLC

Notes to Financial Statements (continued)

December 31, 2015, 2014 and for the period from

February 19, 2013 (commencement of trading operations) to December 31, 2013

(Expressed in U.S. Dollars)

2.             Accounting Developments (continued)

substantial doubt about an entity’s ability to continue as a going concern and, if so, to disclose that fact.  Management will also be required to evaluate and disclose whether it plans to alleviate that doubt.  This amendment is effective for fiscal years ending after December 15, 2016.  Commencing in fiscal year 2016, the Fund will perform an analysis and make disclosures as required.  The Fund does not expect that the adoption of ASU No. 2014-15 will have a material impact on the Fund’s financial statements.

3.                                      Significant Accounting Policies

a.              Use of Estimates

The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of increases and decreases in member’s capital from operations during the reporting period.  Actual results could differ from those estimates.

b.              Statement of Cash Flows

The Master Fund is not required to provide a Statement of Cash Flows in accordance with Accounting Standard Codification (“ASC”) 230, Statement of Cash Flows.

c.               Fair Value Measurements

FASB Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements” (“ASC 820”), defines fair value, establishes a framework for measuring fair value, and establishes a fair value hierarchy which prioritizes the inputs to valuation techniques.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.  Valuation techniques, as specified by ASC 820, are used to measure fair value.

All financial instruments at fair value are categorized into one of three fair value hierarchy levels, based upon the lowest level input that is significant to the financial instrument’s fair value measurement in its entirety:

Sydling WNT Master Fund LLC

Notes to Financial Statements (continued)

December 31, 2015, 2014 and for the period from

February 19, 2013 (commencement of trading operations) to December 31, 2013

(Expressed in U.S. Dollars)

3.                                      Significant Accounting Policies (continued)

c.               Fair Value Measurements (continued)

Level 1 — quoted market prices (unadjusted) in active markets for identical assets or liabilities.

Level 2 — valuation techniques for which all significant inputs are market observable, either directly or indirectly.

Level 3 — valuation techniques which include significant inputs that are not based on observable market data.

The Master Fund recognizes transfers into and out of the levels indicated above at the end of the reporting period.  During the years ended December 31, 2015 and 2014 and for the period from February 19, 2013 (commencement of trading operations) to December 31, 2013, there were no transfers amongst Levels 1, 2 and 3 of the valuation hierarchy.

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

The Master Fund considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1).  The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) and for those contracts that are priced using unobservable

Sydling WNT Master Fund LLC

Notes to Financial Statements (continued)

December 31, 2015, 2014 and for the period from

February 19, 2013 (commencement of trading operations) to December 31, 2013

(Expressed in U.S. Dollars)

3.                                      Significant Accounting Policies (continued)

c.                Fair Value Measurements (continued)

inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).  As of and for the years ended December 31, 2015 and 2014 and for the period from February 19, 2013 (commencement of trading operations) to December 31, 2013, the Master Fund did not hold any derivative instruments for which market quotations are not readily available and which are priced by broker-dealers who derive fair values for these assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).  The gross presentation of the fair value of the Master Fund’s derivatives by instrument type is shown in Note 6, “Trading Activities”.

At December 31, 2015 and 2014, financial instruments recorded at fair value, consisted of the following:

ASSET TABLE

Description	Total Fair Value at December 31, 2015	Level 1	Level 2	Level 3
Futures Contracts	$1,415,707	$1,415,707	$—	$—
Total Assets	$1,415,707	$1,415,707	$—	$—

ASSET TABLE

Description	Total Fair Value at December 31, 2014	Level 1	Level 2	Level 3
Futures Contracts	$4,991,562	$4,991,562	$—	$—
Total Assets	$4,991,562	$4,991,562	$—	$—

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

Sydling WNT Master Fund LLC

Notes to Financial Statements (continued)

December 31, 2015, 2014 and for the period from

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

d.              Redemptions Payable

Pursuant to ASC Topic 480, Distinguishing Liabilities from Equity, capital withdrawals effective December 31, 2015 and 2014 have been reflected as redemptions payable in the Statements of Financial Condition.

e.               Cash

Cash represents cash held on deposit and in segregated accounts with UBS.  The Master Fund considers all cash and short term deposits with original maturity of three months or less to be cash or cash equivalents.  There are no cash equivalents held as at December 31, 2015 and 2014.  Cash includes cash margin of $20,104,777 and $10,545,800 held by UBS against open derivative positions at December 31, 2015 and 2014, respectively.  Cash includes foreign cash balances equal to $4,747,092 and $1,537,593 at December 31, 2015 and 2014, respectively.

f.                Income and Expenses Recognition

All of the income and expenses and realized and unrealized gains and losses on trading of commodity interests are determined on each valuation day and allocated to the Feeder at the time of such determination.

Sydling WNT Master Fund LLC

Notes to Financial Statements (continued)

December 31, 2015, 2014 and for the period from

February 19, 2013 (commencement of trading operations) to December 31, 2013

(Expressed in U.S. Dollars)

3.                                      Significant Accounting Policies (continued)

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

Tax positions with respect to tax at the Master Fund level not deemed to meet the “more-likely-than not” threshold would be recorded as a tax benefit or expense in the current year.  Management has analyzed the Master Fund’s tax positions for the open tax period and has concluded that no provision is required in the Master Fund’s financial statements.  The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Statements of

Sydling WNT Master Fund LLC

Notes to Financial Statements (continued)

December 31, 2015, 2014 and for the period from

February 19, 2013 (commencement of trading operations) to December 31, 2013

(Expressed in U.S. Dollars)

3.                                      Significant Accounting Policies (continued)

i.                 Income Taxes (continued)

Operations.  For the years ended December 31, 2015, 2014 and for the period from February 19, 2013 (commencement of trading operations) to December 31, 2013, the Master Fund did not incur any interest or penalties.

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

With respect to transactions in the Master Fund that are allocable to the Feeder, the Feeder will pay UBS a monthly brokerage fee equal to 3.5% per year of adjusted member’s capital allocated pro rata from the Master Fund.  In addition, the Feeder will pay or reimburse UBS its allocable share of all actual transaction fees (including floor brokerage, exchange, clearing, give-up, user and NFA fees) estimated at approximately 0.10% of member’s capital per year.

For the years ended December 31, 2015, 2014 and for the period from February 19, 2013 (commencement of trading operations) to December 31, 2013, the Master Fund incurred brokerage

Sydling WNT Master Fund LLC

Notes to Financial Statements (continued)

December 31, 2015, 2014 and for the period from

February 19, 2013 (commencement of trading operations) to December 31, 2013

(Expressed in U.S. Dollars)

4.                                      Related Party Transactions and Other Agreements (continued)

c.               Customer Agreement (continued)

commissions and trading fees of $5,527,858, $2,801,413 and $1,209,244, respectively, of which the brokerage commissions of $505,493 and $318,818 remained payable and are reflected on the Statements of Financial Condition as of December 31, 2015 and 2014, respectively.

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

All of the commodity interests owned by the Master Fund are held for trading purposes.  The average number of futures contracts traded for the years ended December 31, 2015 and 2014, based on a monthly calculation, was 5,952 and 2,651, respectively.

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

December 31, 2015, 2014 and for the period from

February 19, 2013 (commencement of trading operations) to December 31, 2013

(Expressed in U.S. Dollars)

6.                                      Trading Activities (continued)

The following table indicated the gross fair values of derivative instruments of futures contracts as separate assets and liabilities as of December 31, 2015 and 2014.

	December 31, 2015	December 31, 2014
ASSETS
Futures Contracts
Currencies	$966,615	$1,153,935
Energy	834,260	1,058,034
Financials	695,436	2,418,331
Grains	636,305	191,418
Index	571,447	1,337,472
Industrials	3,058	693
Materials	3,430	1,385
Meats	—	72,730
Metals	1,076,636	329,744
Total unrealized appreciation on open futures contracts	$4,787,187	$6,563,742

LIABILITIES
Futures Contracts
Currencies	$(93,490)	$(5,540)
Energy	(483,932)	(485,510)
Financials	(1,899,644)	(332,427)
Grains	(105,142)	(116,030)
Index	(458,400)	(311,207)
Materials	—	(330)
Meats	(189,460)	(63,853)
Metals	(141,412)	(257,283)
Total unrealized depreciation on open futures contracts	$(3,371,480)	$(1,572,180)

Net unrealized appreciation on open futures contracts*	$1,415,707	$4,991,562

* These amounts are shown in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

Sydling WNT Master Fund LLC

Notes to Financial Statements (continued)

December 31, 2015, 2014 and for the period from

February 19, 2013 (commencement of trading operations) to December 31, 2013

(Expressed in U.S. Dollars)

6.                                      Trading Activities (continued)

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the years ended December 31, 2015, 2014 and for the period from February 19, 2013 (commencement of trading operations) to December 31, 2013.

	For the year ended	For the year ended	For the period ended
	December 31, 2015	December 31, 2014	December 31, 2013
	Gain (loss)	Gain (loss)	Gain (loss)
Sector	from trading	from trading	from trading
Currencies	$1,487,446	$4,729,007	$808,460
Energy	9,339,097	6,768,173	(1,016,108)
Financials	3,143,613	13,315,461	(2,394,770)
Grains	233,536	(2,109,878)	848,011
Index	(7,252,769)	(332,006)	4,549,702
Industrials	11,880	(3,740)	(20,075)
Materials	(149,880)	(82,840)	(44,605)
Meats	516,381	865,117	32,135
Metals	2,405,623	353,895	1,106,342
	$9,734,927 **	$23,503,189 **	$3,869,092 **

** These amounts are shown in “Net Realized and Unrealized Gain from Derivative Instruments” on the Statements of Operations.

7.                                      Financial Instruments Risks

In the normal course of business, the Master Fund, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments.  These financial instruments may include futures, forwards and options on futures whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument.  These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”).  Exchange-traded instruments are standardized and include futures and certain forward and options contracts.  OTC contracts are negotiated between contracting parties and include certain swaps, forwards and options contracts.  Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted.  The purchaser of an option

Sydling WNT Master Fund LLC

Notes to Financial Statements (continued)

December 31, 2015, 2014 and for the period from

February 19, 2013 (commencement of trading operations) to December 31, 2013

(Expressed in U.S. Dollars)

7.                                      Financial Instruments Risks (continued)

may lose the entire premium paid for the option.  The writer, or seller, of an option has unlimited risk.  Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk.  In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.  For the years ended December 31, 2015 and 2014, the Master Fund traded futures contracts only.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract.  The Master Fund’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments.  The Master Fund has credit risk and concentration risk because the sole counterparty or broker with respect to the Master Fund’s assets is UBS.  Credit risk with respect to exchange-traded instruments is reduced to the extent that through UBS, the Master Fund’s counterparty is an exchange or clearing organization.  Futures contracts are conducted through regulated exchanges which have margin requirements, and are settled in cash on a daily basis, thereby minimizing credit risk.

8.                                      Subsequent Events

Management has evaluated the impact of all subsequent events on the Master Fund through March 21, 2016, the date these financial statements were available to be issued.  Subsequent to year end additional subscriptions were received from the Fund totaling $21,907,653.  Subsequent to year end redemptions were paid to the Fund totaling $1,989,396.  Management has determined that there were no additional subsequent events requiring recognition or disclosure in the financial statements.

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

There were no changes in the Fund’s internal control over financial reporting during the fiscal quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Fund has no officers, directors or employees and its affairs are managed by Sydling. Investment decisions are made by the Advisor.

The officers and directors of the Member Designee are Jerry Pascucci (President and Director), Daryl Dewbrey (Senior Vice President, Secretary and Director), Jennifer Magro (Chief Financial Officer and Director), William Frey (Director) and James Pellicane (Director). Each director of the Member Designee holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) UBS Alternatives LLC, as the sole member of the Member Designee. The officers of the Member Designee are designated by the Member Designee’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

The Fund has not adopted a code of ethics that applies to officers because it has no officers. In addition, the Fund has not adopted any procedures by which investors may recommend nominees to the Fund’s board of directors, and has not established an audit committee because it has no board of directors.

Item 11. Executive Compensation.

The Fund has no directors or officers. Its affairs are managed by the Member Designee, which receives compensation for its services, as set forth under “Item 1. Business.” UBS Securities, an affiliate of the Member Designee, is the commodity broker for the Fund and receives brokerage commissions for such services, as described under “Item 1. Business.” During the years ended December 31, 2015 and 2014 and the period from February 19, 2013 (commencement of trading operations) to December 31, 2013, UBS Securities earned $5,527,858, $2,801,413 and $1,209,244, respectively, in brokerage commissions and clearing fees from the Master Fund. The Advisor earned $2,297,061, $1,164,404 and $501,620 in advisory fees during 2015, 2014 and 2013, respectively. The Member Designee earned $765,687, $388,135 and $167,207 in administrative fees during 2015, 2014 and 2013, respectively. The Advisor earned an incentive fee of $2,112,137, $4,172,680 and $449,717 for the years ended December 31, 2015 and 2014 and for the period ended December 31, 2013, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners. As of February 29, 2016, there was one beneficial owner of more than 5% of the Redeemable Units outstanding.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Redeemable Units		Redeemable Units	%

Limited Liability	Platinum Business Investment Company	10,657.675	7.47%

(b) Security ownership of management. Under the terms of the LLC Agreement, the Fund’s affairs are managed by the Member Designee. The following table indicates securities owned by management as of December 31, 2015:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Member Designee unit equivalents	Member Designee	25.000	0.02%

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

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees. The aggregate fees billed and accrued for each of the last two fiscal years for professional services rendered by Ernst & Young LLP (“EY”) in the years ended December 31, 2015 and 2014 for the audit of the Fund’s annual financial statements, review of financial statements included in the Fund’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2015	$36,656
2014	$36,656

(2) Audit-Related Fees. None

(3) Tax Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by EY for tax compliance and tax advice given in the preparation of the Fund’s Schedule K1s, the preparation of the Fund’s Form 1065 and preparation of State Tax Returns were:

2015	$60,000
2014	$60,000

(4) All Other Fees. None.

(5) Not Applicable.

(6) Not Applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)	Financial Statements:

Statements of Financial Condition at December 31, 2015 and 2014

Statements of Operations for the years ended December 31, 2015 and 2014 and the period from February 19, 2013 (commencement of trading operations) through December 31, 2013

Statements of Changes in Members’ Capital for the years ended December 31, 2015 and 2014 and the period from February 19, 2013 (commencement of trading operations) through December 31, 2013

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

(a)	Letter from Sydling extending the Trading Advisory Agreement for 2015, dated June 29, 2014 (filed as Exhibit 10.4(a) to the Form 10-Q filed on August 14, 2014 and incorporated herein by reference).

(b)	Letter from Sydling extending the Trading Advisory Agreement for 2016, dated June 26, 2015 (filed as Exhibit 10.4(a) to the Form 10-Q filed on August 14, 2015 and incorporated herein by reference).

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

CAVENDISH FUTURES FUND LLC

By:	Sydling Futures Management LLC

By:	/s/ Jerry Pascucci
Jerry Pascucci,
President & Director
Date: March 30, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/Jerry Pascucci	/s/ Daryl Dewbrey	/s/ James Pellicane
Jerry Pascucci	Daryl Dewbrey	James Pellicane
President and Director	Director	Director
Sydling Futures Management LLC	Sydling Futures Management LLC	Sydling Futures Management LLC
Date: March 30, 2016	Date: March 30, 2016	Date: March 30, 2016

/s/ Jennifer Magro	/s/ William Frey
Jennifer Magro	William Frey
Chief Financial Officer	Director
Sydling Futures Management LLC	Sydling Futures Management LLC
Date: March 30, 2016	Date: March 30, 2016

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

Annual Report to Members

No proxy material has been sent to Members.