Form 10-Q
period 2016-03-31
Cavendish Futures Fund LLC
filed 2016-05-16
CIK 1562622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 30, 2016, 160,532.370 Limited Liability Company Redeemable Units were outstanding.

CAVENDISH FUTURES FUND LLC

Form 10-Q

Index

		Page
		Number

PART I — Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at March 31, 2016 (unaudited) and December 31, 2015	3

	Statements of Operations and Changes in Members’ Capital for the three months ended March 31, 2016 and 2015 (unaudited)	4

	Notes to Financial Statements, including the Financial Statements of Sydling WNT Master Fund LLC (unaudited)	5 – 16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17 – 19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20 – 21

Item 4.	Controls and Procedures	22

PART II — Other Information		23 – 25

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

Exhibit 101.CAL — XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.LAB — XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE — XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit 101.DEF — XBRL Taxonomy Extension Definition Document.

PART I

Item 1.  Financial Statements

Cavendish Futures Fund LLC

Statements of Financial Condition

	(Unaudited)
	March 31, 2016	December 31, 2015
ASSETS

Investment in Sydling WNT Master Fund LLC, at fair value (cost $164,165,523 and $148,679,254, respectively)	$188,044,989	$171,511,951
Cash	11,797,975	3,771,989
Receivable from Sydling WNT Master Fund LLC	7,286,571	1,294,370
Total Assets	$207,129,535	$176,578,310

LIABILITIES

Subscriptions received in advance	$11,561,000	$3,541,000
Redemptions payable	6,944,870	1,001,677
Accrued expenses:
Advisory fees	244,144	216,002
Administrative fees	81,381	72,001
Professional fees and other expenses	253,151	235,679
Total Liabilities	19,084,546	5,066,359

MEMBERS’ CAPITAL

Member Designee (25.000 Redeemable Units)	30,673	30,055
Non-Managing Members (153,240.514 and 142,641.192 Redeemable Units)	188,014,316	171,481,896

Total Members’ Capital	188,044,989	171,511,951
Total Liabilities and Members’ Capital	$207,129,535	$176,578,310
Members’ Capital per Redeemable Unit (based on 153,265.514 and 142,666.192 Redeemable Units)	$1,226.92	$1,202.19

See accompanying notes to financial statements.

Cavendish Futures Fund LLC

Statements of Operations and Changes in Members’ Capital

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015

INVESTMENT INCOME

Interest allocated from Sydling WNT Master Fund LLC	$106,768	$4,869

EXPENSES

Expenses allocated from Sydling WNT Master Fund LLC	1,754,952	1,190,127
Incentive fees	—	2,112,137
Advisory fees	719,949	485,667
Administrative fees	239,983	161,889
Professional fees and other expenses	48,525	112,300
Total Expenses	2,763,409	4,062,120

NET INVESTMENT (LOSS)	(2,656,641)	(4,057,251)

TRADING RESULTS

Net realized gain/(loss) allocated from Sydling WNT Master Fund LLC	6,730,869	12,404,981
Net change in unrealized appreciation/(depreciation) allocated from Sydling WNT Master Fund LLC	(1,181,333)	(862,153)
Total Trading Results	5,549,536	11,542,828

Net income/(loss)	2,892,895	7,485,577

Subscriptions — Non-managing Members	21,907,653	25,126,090
Redemptions — Non-managing Members	(8,267,510)	(174,012)

Net increase in Members’ Capital	16,533,038	32,437,655

Members’ Capital, beginning of period	$171,511,951	$105,601,159

Members’ Capital, end of period	$188,044,989	$138,038,814

Net income/(loss) per Redeemable Unit	$24.73	$74.45

Weighted average Redeemable Units outstanding	147,888.071	99,277.106

See accompanying notes to financial statements.

Cavendish Futures Fund LLC

Notes to Financial Statements

March 31, 2016

(Unaudited)

1.  General

Cavendish Futures Fund LLC (the “Fund”) is a Delaware limited liability company formed on August 7, 2012.  Trading operations of the Fund commenced on February 19, 2013.  The Fund’s investment objective is to achieve capital appreciation through speculative trading in U.S. and international futures, options on futures and forward markets.  The Fund may also engage in swap and other derivative transactions upon approval of Sydling Futures Management LLC (“Sydling”).  The Fund privately and continually offers redeemable units of limited liability company interest in the Fund (“Redeemable Units”) to qualified investors and subscriptions are generally accepted monthly.  There is no maximum number of Redeemable Units that may be sold by the Fund.  The Fund invests substantially all of its assets in the Sydling WNT Master Fund LLC (“Master Fund”), also a Delaware limited liability company, which has the same investment objective as the Fund.  The Master Fund’s Statements of Financial Condition, including Condensed Schedules of Investments and Statements of Operations and Changes in Members’ Capital are included herein.  The percentage of the Master Fund’s capital owned by the Fund at March 31, 2016 and December 31, 2015 was 100%.  The performance of the Fund is directly affected by the performance of the Master Fund.

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

BNY Mellon Investment Servicing (US) Inc. serves as administrator of the Fund.

Winton Capital Management Limited (the “Advisor”) serves as the trading advisor to the Master Fund.

Sydling and each Member share in the profits and losses of the Fund in proportion to the amount of limited liability company interest owned by each except that no Member shall be liable for obligations of the Fund in excess of such member’s capital contribution and profits, if any, net of distributions and losses, if any.

The accompanying financial statements and notes are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read in conjunction with the financial statements and notes included in the Fund’s Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (the “SEC”).

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

The Master Fund’s Statements of Financial Condition and Condensed Schedules of Investments as of March 31, 2016 and December 31, 2015 and Statements of Operations and Changes in Members’ Capital for the three months ended March 31, 2016 and 2015 are presented below:

Sydling WNT Master Fund LLC

Statements of Financial Condition

	(Unaudited)
	March 31, 2016	December 31, 2015

ASSETS

Cash (including restricted cash of $20,282,951 and $20,104,777, respectively)	$195,640,038	$171,893,278
Net unrealized appreciation on open futures contracts	234,374	1,415,707
Interest receivable	76,052	25,725
Total Assets	$195,950,464	$173,334,710

LIABILITIES AND MEMBER’S CAPITAL

Redemptions payable	$7,286,571	$1,294,370
Accrued expenses:
Brokerage fees	571,383	505,493
Professional fees and other expenses	47,521	22,896
Total Liabilities	7,905,475	1,822,759

MEMBER’S CAPITAL

Non-Managing Members	188,044,989	171,511,951
Total Member’s Capital	188,044,989	171,511,951
Total Liabilities and Member’s Capital	$195,950,464	$173,334,710

Sydling WNT Master Fund LLC

Condensed Schedule of Investments

March 31, 2016

(Unaudited)

			Percent of
Number of			Member’s
Contracts		Fair Value	Capital
	FUTURES CONTRACTS OWNED
670	CURRENCIES	$374,823	0.20%
7,166	FINANCIALS	2,829,529	1.50%
133	GRAINS	79,901	0.04%
768	INDEX	1,174,610	0.62%
1	INDUSTRIALS	(363)	0.00%
81	MEATS	(25,250)	(0.01)%
108	METALS	(79,440)	(0.04)%
	TOTAL FUTURES CONTRACTS OWNED	4,353,810	2.31%

	FUTURES CONTRACTS SOLD
(772)	CURRENCIES	(1,806,376)	(0.96)%
(474)	ENERGY	(6,854)	0.00%
(502)	FINANCIALS	(255,229)	(0.14)%
(1,009)	GRAINS	(291,034)	(0.15)%
(442)	INDEX	(1,278,719)	(0.68)%
(25)	MATERIALS	(3,585)	(0.00)%
(81)	MEATS	65,198	0.03%
(149)	METALS	(542,837)	(0.29)%
	TOTAL FUTURES CONTRACTS SOLD	(4,119,436)	(2.19)%
	TOTAL FUTURES CONTRACTS	234,374	0.12%
	OTHER ASSETS IN EXCESS OF OTHER LIABILITIES	187,810,615	99.88%
	TOTAL MEMBER’S CAPITAL	$188,044,989	100.00%

Percentages shown represent a percentage of member’s capital as of March 31, 2016.

Sydling WNT Master Fund LLC

Condensed Schedule of Investments

December 31, 2015

			Percent of
Number of			Member’s
Contracts		Fair Value	Capital
	FUTURES CONTRACTS OWNED
323	CURRENCIES	$140,883	0.08%
5,778	FINANCIALS	(1,194,580)	(0.70)%
94	GRAINS	10,686	0.01%
754	INDEX	267,181	0.16%
24	MATERIALS	3,430	0.00%
1	MEATS	(40)	(0.00)%
	TOTAL FUTURES CONTRACTS OWNED	(772,440)	(0.45)%

	FUTURES CONTRACTS SOLD
(1,148)	CURRENCIES	732,243	0.43%
(667)	ENERGY	350,328	0.20%
(196)	FINANCIALS	(9,629)	(0.01)%
(869)	GRAINS	520,477	0.30%
(501)	INDEX	(154,135)	(0.09)%
(3)	INDUSTRIALS	3,058	0.00%
(114)	MEATS	(189,420)	(0.11)%
(496)	METALS	935,225	0.55%
	TOTAL FUTURES CONTRACTS SOLD	2,188,147	1.27%
	TOTAL FUTURES CONTRACTS	1,415,707	0.82%
	OTHER ASSETS IN EXCESS OF OTHER LIABILITIES	170,096,244	99.18%
	TOTAL MEMBER’S CAPITAL	$171,511,951	100.00%

Percentages shown represent a percentage of member’s capital as of December 31, 2015.

Sydling WNT Master Fund LLC

Statements of Operations and Changes in Member’s Capital

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015

INVESTMENT INCOME

Interest income	$106,768	$4,869

EXPENSES

Brokerage, clearing and transaction fees	1,730,327	1,165,002
Professional fees	24,625	25,125
Total Expenses	1,754,952	1,190,127

NET INVESTMENT (LOSS)	(1,648,184)	(1,185,258)

NET REALIZED AND UNREALIZED GAIN/(LOSS) FROM DERIVATIVE INSTRUMENTS

Net realized gain/(loss) from futures	6,730,869	12,404,981
Net change in unrealized appreciation/(depreciation) on futures	(1,181,333)	(862,153)
Net Realized and Unrealized Gain/(Loss) from Derivative Instruments	5,549,536	11,542,828

Net income/(loss)	3,901,352	10,357,570

INCREASE/(DECREASE) IN MEMBER’S CAPITAL FROM CAPITAL TRANSACTIONS

Subscriptions	21,907,653	25,126,090
Redemptions	(9,275,967)	(3,053,570)

Net Increase in Member’s Capital Derived from Capital Transactions	12,631,686	22,072,520
Net Increase in Member’s Capital	16,533,038	32,430,090
Member’s Capital, Beginning of Period	171,511,951	105,608,724
Member’s Capital, End of Period	$188,044,989	$138,038,814

2.              Financial Highlights

Changes in the net asset value per Redeemable Unit for the periods ended March 31, 2016 and 2015 are as follows:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Per share operating performance: (a)
Members’ capital per Redeemable Unit, beginning of period	$1,202.19	$1,206.36
Income/(loss) from investment operations:
Net investment (loss) including incentive fee	(18.53)	(40.14)
Net realized and unrealized gain/(loss) from investment activities (b)	43.26	114.59
Total from investment operations	24.73	74.45
Members’ capital per Redeemable Unit, end of period	$1,226.92	$1,280.81

Ratio/Supplemental Data: (c)
Ratio of net investment (loss) to average Members’ capital	(5.78)%	(13.28)%
Ratio of total expenses to average Members’ capital	6.01%	6.38%
Ratio of incentive fee to average Members’ capital	—%	6.91%
Ratio of total expenses and incentive fee to average Members’ capital	6.01%	13.29%

Total return before incentive fee	2.06%	7.90%
Incentive fee	—%	(1.73)%
Total return after incentive fee	2.06%	6.17%

Members’ capital at end of period	$188,044,989	$138,038,814

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

Financial Highlights of the Master Fund:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015

Ratio/Supplemental Data: (a)
Ratio of net investment loss to average member’s capital	(3.57)%	(3.86)%
Ratio of total expenses to average member’s capital	3.80%	3.88%
Total return	2.67%	8.55%
Member’s capital at end of period	$188,044,989	$138,038,814

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

All of the commodity interests owned by the Master Fund are held for trading purposes.  The average number of futures contracts traded for the three months ended March 31, 2016 and 2015, based on a monthly calculation, was 6,461 and 4,123, respectively.

The following tables indicate the gross fair values of derivative instruments of futures contracts as separate assets and liabilities as of March 31, 2016 and December 31, 2015.

	March 31, 2016	December 31, 2015
ASSETS
Futures Contracts
Currencies	$374,823	$966,615
Energy	247,561	834,260
Financials	3,227,606	695,436
Grains	459,767	636,305
Index	1,198,105	571,447
Industrials	—	3,058
Materials	1,820	3,430
Meats	70,460	—
Metals	44,665	1,076,636
Total unrealized appreciation on open futures contracts	$5,624,807	$4,787,187

LIABILITIES
Futures Contracts
Currencies	$(1,806,376)	$(93,490)
Energy	(254,416)	(483,932)
Financials	(653,306)	(1,899,644)
Grains	(670,901)	(105,142)
Index	(1,302,213)	(458,400)
Industrials	(363)	—
Materials	(5,405)	—
Meats	(30,513)	(189,460)
Metals	(666,940)	(141,412)
Total unrealized depreciation on open futures contracts	$(5,390,433)	$(3,371,480)

Net unrealized appreciation on open futures contracts *	$234,374	$1,415,707

* These amounts are presented as “Net unrealized appreciation on open futures contracts” on the Master Fund’s Statements of Financial Condition.

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the periods ended March 31, 2016 and 2015.

	Three months ended March 31, 2016	Three months ended March 31, 2015
Sector	Gain/(loss) from trading	Gain/(loss) from trading
Currencies	$(2,137,265)	$3,717,143
Energy	1,793,721	259,903
Financials	13,111,622	4,471,764
Grains	(27,221)	377,745
Index	(2,187,494)	3,669,187
Industrials	(17,270)	7,381
Materials	(10,655)	(57,930)
Meats	139,267	113,166
Metals	(5,115,169)	(1,015,531)
	$5,549,536 **	$11,542,828 **

** These amounts are presented as “Net Realized and Unrealized Gain/(Loss) from Derivative Instruments” on the Master Fund’s Statements of Operations and Changes in Members’ Capital.

4.              Fair Value Measurements

Fund’s Fair Value Measurements. In May, 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-07 (“ASU 2015-07”), “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent).” ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using net asset value per share as a practical expedient. The Fund adopted ASU 2015-07 as of and for the quarter ended March 31, 2016. Accordingly, investments for which fair value is measured using net asset value per share as a practical expedient have not been categorized within the fair value hierarchy.

The Fund values investments in the Master Fund, where there are no other rights or obligations inherent within the ownership interest held by the Fund, based on the end of the day net asset value of the Master Fund.  The value of the Fund’s investment in the Master Fund reflects its proportional interest in the Master Fund.  As of and for the periods ended March 31, 2016 and December 31, 2015, the Fund did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of Sydling’s assumptions and internal valuation pricing models (Level 3).

Master Fund’s Fair Value Measurements.  FASB Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements” (“ASC 820”), defines fair value, establishes a framework for measuring fair value, and establishes a fair value hierarchy which prioritizes the inputs to valuation techniques. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. Valuation techniques, as specified by ASC 820, are used to measure fair value.

All financial instruments at fair value are categorized into one of three fair value hierarchy levels, based upon the lowest level input that is significant to the financial instrument’s fair value measurement in its entirety:

Level 1 — quoted prices (unadjusted) in active markets for identical assets or liabilities.

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

The Master Fund considers prices for exchange-traded commodity futures and option contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1).  As of and for the periods ended March 31, 2016 and December 31, 2015, the Master Fund did not hold any derivative instruments for which market quotations were not readily available and which were priced by broker-dealers who derive fair values for these assets from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of Sydling’s assumptions and internal valuation pricing models (Level 3).  The gross presentation of the fair value of the Master Fund’s derivatives by instrument type is shown in Note 3, “Trading Activities.”

The Master Fund recognizes transfers into and out of the levels indicated above at the end of the reporting period.  During the periods ended March 31, 2016 and December 31, 2015, there were no transfers amongst Levels 1, 2 and 3 of the valuation hierarchy.

The following is a summary of the Master Fund’s investments at fair value.  The inputs or methodology used for valuing derivative instruments are not necessarily an indication of the risk associated with investing in those derivative instruments.

ASSET TABLE (Unaudited)

Description	Total Fair Value at March 31, 2016	Level 1	Level 2	Level 3
Future Contracts	$234,374	$234,374	$—	$—
Total Assets	$234,374	$234,374	$—	$—

ASSET TABLE

Description	Total Fair Value at December 31, 2015	Level 1	Level 2	Level 3
Futures Contracts	$1,415,707	$1,415,707	$—	$—
Total Assets	$1,415,707	$1,415,707	$—	$—

5.              Financial Instrument Risks

In the normal course of business, the Master Fund, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments.  These financial instruments may include futures, forwards and options on futures whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument.  These instruments may be traded on an exchange or over-the-counter (“OTC”).  Exchange-traded instruments are standardized and include futures and certain forward and options contracts.  OTC contracts are negotiated between contracting parties and include certain swap, forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted.  The purchaser of an option may lose the entire premium paid for the option.  The writer, or seller, of an option has unlimited risk.  Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk.  In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.  For the three months ended March 31, 2016 and 2015 the Master Fund traded futures contracts only.

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

6.              Significant Accounting Policies

The Fund’s and the Master Fund’s accounting policies are the same and are consistent with the accounting policies in the Fund’s financial statements on Form 10-K for the year ended December 31, 2015.

The Master Fund is an investment company and applies specialized accounting and reporting guidance as outlined in FASB Update 2013-08, Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2013-08”).

Statement of Cash Flows. The Fund is not required to provide a Statement of Cash Flows in accordance with ASC 230.

Investment in Master Fund. The Fund records its investment in the Master Fund at fair value and is represented by the Fund’s proportionate interest in the capital of the Master Fund at March 31, 2016 and December 31, 2015.  Valuation of securities held by the Master Fund is discussed in the Notes to the Master Fund’s financial statements.  The Fund records its pro rata share of the Master Fund’s income, expenses and realized and unrealized gains and losses.  The performance of the Fund is directly attributable to the performance of the Master Fund.  The Fund records its subscription and withdrawal of the capital account related to its investment in the Master Fund on the transaction date.  The Master Fund will adjust the capital account of the Fund.  Brokerage, clearing and transaction fees are incurred by the Master Fund and are reflected in the pro rata allocation received by the Fund from the Master Fund.

Subscriptions Received in Advance. Subscriptions received in advance represent amounts paid by the non-managing Members for a percentage ownership into the Fund which have not yet been added as Members’ capital as of March 31, 2016 and December 31, 2015. The amount paid is held as cash in the Fund’s escrow account and represents the cash on the Fund’s Statements of Financial Condition.

Redemptions Payable.  Pursuant to ASC Topic 480, Distinguishing Liabilities from Equity, capital withdrawals effective March 31, 2016 and December 31, 2015 have been reflected as redemptions payable in the Statements of Financial Condition.

Income Taxes. The Fund is classified as a partnership for U.S. federal income tax purposes, and the Fund will not pay U.S. federal income tax.  As a result, no income tax liability or expense has been recorded in the financial statements.

Sydling has analyzed the Master Fund’s tax positions for the open tax period and has concluded that no provision is required in the Master Fund’s financial statements.  The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in its Statements of Income.  For the periods ended March 31, 2016 and December 31, 2015, the Master Fund did not incur any interest or penalties.

7.              Subsequent Events

Sydling has evaluated the impact of all subsequent events on the Fund through the date of the filing.  Subsequent to March 31, 2016, additional subscriptions were received from the non-managing Members totaling $2,945,176.  Subsequent to March 31, 2016, redemptions of $2,573,061 will be paid to the non-managing Members.  Sydling has determined that there were no additional subsequent events requiring recognition or disclosure in the financial statements.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Fund does not engage in sales of goods or services. Its only assets are its investment in the Master Fund, cash and receivables from the Master Fund. The Master Fund does not engage in the sale of goods or services. The Master Fund’s only assets are its equity in its trading accounts, consisting of cash, net unrealized appreciation on open futures contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Fund, through its investment in the Master Fund. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the first quarter of 2016.

For the three months ended March 31, 2016 and 2015, the Master Fund’s average margin to equity ratio was 10.8% and 10.9%, respectively.

The Fund’s capital consists of the capital contributions of the Members as increased or decreased by income/(loss) from its investment in the Master Fund and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2016, the Fund’s capital increased 9.6% from $171,511,951 to $188,044,989. This increase was attributable to subscriptions for Redeemable Units totaling $21,907,653, coupled with a net gain from operations of $2,892,895, which was partially offset by redemptions of Redeemable Units resulting in an outflow of $8,267,510.  Future redemptions from the Fund could impact the amount of funds available for investment in the Master Fund in subsequent periods.

The Master Fund’s capital consists of the capital contributions of the investors of the Master Fund as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, withdrawals of interest from the Master Fund and distributions of profits, if any.

For the three months ended March 31, 2016, the Master Fund’s capital increased 9.6% from $171,511,951 to $188,044,989. This increase was attributable to subscriptions for interest in the Master Fund totaling $21,907,653, coupled with a net gain from operations of $3,901,352, which was partially offset by the withdrawal of interest in the Master Fund resulting in an outflow of $9,275,967. Future withdrawals from the Master Fund can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires Sydling to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Sydling believes that the estimates and assumptions utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Fund’s significant accounting policies are described in detail in Note 6 “Significant Accounting Polices.”

The Fund records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains/(losses) and change in net unrealized gains/(losses) in the Statements of Operations and Changes in Members’ Capital.

Results of Operations

During the Fund’s first quarter of 2016, the net asset value per Redeemable Unit increased 2.1% from $1,202.19 to $1,226.92. The Fund, for its own account, through its investment in the Master Fund, experienced a net trading gain before brokerage fees and related fees in the first quarter of 2016 of $5,549,536. Gains were primarily attributable to the Master Fund’s trading of commodity futures in U.S. and non-U.S. interest rates, energy, and livestock and were partially offset by losses in currencies, indices, metals, grains and industrials.

Fixed income was the best sector for the Fund as bond yields generally declined across several developed markets, most notably in Europe. U.S. economic indicators such as home sales, building permits and durable goods orders declined and credit markets were volatile, resulting in lower yields for U.S. treasury bonds. European bond yields declined due to continued growth concerns and local issues such as the UK potentially exiting the European Union. U.S., UK, and French government bond yields declined more than 50 basis points during the quarter and respective futures positions were profitable.

In spite of the rally later in March, short positions in the energy sector were profitable during the quarter. Natural gas prices fell 16% during the quarter, as above-normal temperatures dominated in the U.S. and natural gas in storage was at the highest level in over five years. During the first quarter, U.S. crude oil stockpiles increased to more than 500 million barrels, the highest in many decades, even though U.S. crude production decreased. OPEC pumped an average of 33 million barrels per day as Iranian production increased. During this period, the Fund manager cut short positons in Brent and WTI crude markets by about half and retained gains from earlier in the quarter.

Trading in stock index futures detracted during the quarter. The Fund came in with bearish positioning in several emerging markets, but reduced those positions as markets rallied. In markets such as KOSPI 200 Index and MSCI Taiwan Index futures, the Fund turned from a short position to a net long positon by the quarter end. In spite of the high volatility, the fund maintained its long positions in the S&P 500 index futures.

The Fund had mixed trading results from the foreign exchange sector, as gains from short British Pound, long Canadian Dollar and long Japanese Yen positions were offset by losses in short Euro positions. ECB President Mario Draghi announced an expansion to the bond-buying program, new long-term loans to European banks and cuts to interest rates on March 10, only for the euro to strengthen after he said he didn’t see the need to cut rates again.  Short Euro was among the notable detractors for the Fund.

Gold was the worst detractor for the Fund during the first quarter. The Fund came in with a sizable short position and switched it to a sizable long position as gold rallied 17%, its biggest quarterly gain since 1986. Concerns that global economic malaise will spill over into the U.S. damped the odds of a rate increase by the Fed. Lower rates tend to be a boon for gold, which becomes more competitive against other defensive interest-bearing assets. Silver was also among the detractors.

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

Brokerage fees are calculated as a percentage of the Fund’s capital account balance at the Master Fund as of the end of each month and are affected by trading performance and redemptions.  Brokerage, clearing and transaction fees of the Master Fund for the three months ended March 31, 2016 and 2015 were $1,730,327 and $1,165,002, respectively.  The increase in brokerage, clearing and transaction fees for the three months ended March 31, 2016 is due to higher average net assets as compared to the corresponding period in 2015.

Advisory fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions.

Advisory fees of the Fund for the three months ended March 31, 2016 and 2015 were $719,949 and $485,667, respectively.  The calculation of advisory fees for the three months ended March 31, 2016 and 2015 was based on a monthly average net asset value of $191,986,337 and $129,511,266, respectively.  The increase in advisory fees for the three months ended March 31, 2016 as compared to the corresponding period in 2015 is due to an increase in the average net assets.

Administrative fees are paid to Sydling for administering the business and affairs of the Fund.  These fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions.

Administrative fees of the Fund for the three months ended March 31, 2016 and 2015 were $239,983 and $161,889, respectively.  The calculation of administrative fees for the three months ended March 31, 2016 and 2015 was based on a monthly average net asset value of $191,986,337 and $129,511,266, respectively.  The increase in administrative fees for the three months ended March 31, 2016 as compared to the corresponding period in 2015 is due to an increase in the average net assets.

Incentive fees to the Advisor are based on the new trading profits generated by the Advisor, paid at the end of each quarter, as defined in the Trading Advisory Agreement between the Fund, Sydling and the Advisor. There was no incentive fee earned for the three months ended March 31, 2016. An incentive fee of $2,112,137 was earned for the three months ended March 31, 2015.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master Fund’s open positions by market category as of March 31, 2016 and December 31, 2015, and the highest, lowest and average value during the three months ended March 31, 2016 and the year ended December 31, 2015. All open position trading risk exposures of the Master Fund have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Fund’s Annual Report on Form 10-K.

As of March 31, 2016, the Master Fund’s total capitalization was $188,044,989 and the Fund owned 100% of the Master Fund. The Fund invests substantially all of its assets in the Master Fund. The Master Fund’s Value at Risk as of March 31, 2016 was as follows:

			Three Months ended March 31, 2016
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$3,050,290	1.62%	$3,928,311	$2,619,979	$3,311,857
Energy	$970,521	0.52%	$1,582,085	$970,521	$1,189,740
Grains	$1,829,822	0.97%	$1,829,822	$1,474,938	$1,649,127
Index	$3,459,806	1.84%	$3,708,878	$2,864,300	$3,175,897
Interest Rate Non-U.S.	$3,301,941	1.76%	$4,468,229	$2,632,692	$3,777,708
Interest Rate U.S.	$6,287,399	3.35%	$7,374,782	$4,298,719	$6,291,902
Livestock	$342,603	0.18%	$342,603	$232,529	$287,502
Lumber	$2,115	— %**	$7,352	$—	$5,601
Metals	$543,512	0.29%	$1,202,740	$299,173	$689,060
Softs	$494,942	0.26%	$540,764	$339,380	$413,951

Total	$20,282,951	10.79%

*Average daily Value at Risk.

** Due to rounding

As of December 31, 2015, the Master Fund’s total capitalization was $171,511,951 and the Fund owned approximately 100% of the Master Fund. The Fund invests substantially all of its assets in the Master Fund. The Master Fund’s Value at Risk as of December 31, 2015 was as follows:

December 31, 2015

(unaudited)

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$3,672,600	2.14%	$3,672,600	$853,041	$1,798,593
Energy	$1,624,349	0.95%	$1,624,349	$357,446	$841,862
Grains	$1,828,050	1.07%	$1,828,050	$251,312	$839,932
Index	$3,362,435	1.96%	$4,178,890	$1,510,936	$2,802,941
Interest Rate Non-U.S.	$3,077,529	1.79%	$5,019,800	$1,345,612	$3,640,257
Interest Rate U.S.	$4,470,531	2.61%	$7,137,134	$3,242,996	$5,840,910
Livestock	$282,060	0.16%	$382,860	$83,250	$206,738
Lumber	$7,488	— %**	$7,488	$1,855	$4,606
Metals	$1,238,070	0.72%	$1,238,070	$262,177	$680,897
Softs	$541,665	0.32%	$575,538	$267,237	$463,353

Total	$20,104,777	11.72%

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

Sydling’s President and CFO have evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2016 and, based on that evaluation, Sydling’s President and CFO have concluded that, at that date, the Fund’s disclosure controls and procedures were effective.

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

There were no changes in the Fund’s internal control over financial reporting process during the fiscal quarter ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                     Legal Proceedings

There are no material changes to the discussion set forth under Item 3. “Legal Proceedings” in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. There are no material legal proceedings pending against the Fund and Sydling.

Item 1A.            Risk Factors

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2016, there were additional subscriptions of 17,296.270 Redeemable Units totaling $21,907,653. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933 and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, Sydling relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used for the trading of commodity interests, including futures and option contracts.

The following chart sets forth the purchases of Redeemable Units by the Fund.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2016 – January 31, 2016	492.780	$1,262.05	N/A	N/A
February 1, 2016 – February 29, 2016	543.744	$1,288.74	N/A	N/A
March 1, 2016 – March 31, 2016	5,660.410	$1,226.92	N/A	N/A
Total	6,696.934	$1,259.23

* Generally, Members are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to Sydling (provided Redeemable Units have been held for three months). Under certain circumstances, Sydling can compel redemption, although to date, it has not exercised this right. Purchases of Redeemable Units by the Fund reflected in the chart above were made in the ordinary course of the Fund’s business in connection with effecting redemptions for Members.

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

CAVENDISH FUTURES FUND LLC
(Registrant)

By:	Sydling Futures Management LLC

By:	/s/ Jerry Pascucci
Jerry Pascucci
President and Director

Date:	May 16, 2016