Form 10-Q
period 2016-06-30
Cavendish Futures Fund LLC
filed 2016-08-15
CIK 1562622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 31, 2016, 165,827.058 Limited Liability Company Redeemable Units were outstanding.

CAVENDISH FUTURES FUND LLC

Form 10-Q

Index

			Page
			Number

PART I — Financial Information:
	Item 1.	Financial Statements:

		Statements of Financial Condition at June 30, 2016 (unaudited) and December 31, 2015	3

		Statements of Operations and Changes in Members’ Capital for the three and six months ended June 30, 2016 and 2015 (unaudited)	4

		Notes to Financial Statements, including the Financial Statements of Sydling WNT Master Fund LLC (unaudited)	5 – 16

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18 – 20

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21 – 22

	Item 4.	Controls and Procedures	22

PART II — Other Information			23 – 25

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

Exhibit 101.CAL — XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.LAB — XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE — XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit 101.DEF — XBRL Taxonomy Extension Definition Document.

PART I

Item 1.  Financial Statements

Cavendish Futures Fund LLC

Statements of Financial Condition

	(Unaudited)
	June 30, 2016	December 31, 2015
ASSETS

Investment in Sydling WNT Master Fund LLC, at fair value (cost $178,519,068 and $148,679,254, respectively)	$203,561,117	$171,511,951
Cash	2,968,449	3,771,989
Receivable from Sydling WNT Master Fund LLC	1,365,671	1,294,370
Total Assets	$207,895,237	$176,578,310

LIABILITIES

Subscriptions received in advance	$2,830,300	$3,541,000
Redemptions payable	597,686	1,001,677
Incentive fee payable	410,292	—
Accrued expenses:
Advisory fees	256,138	216,002
Administrative fees	85,379	72,001
Professional fees and other expenses	154,325	235,679
Total Liabilities	4,334,120	5,066,359

MEMBERS’ CAPITAL

Member Designee (25.000 Redeemable Units)	30,840	30,055
Non-Managing Members (164,986.578 and 142,641.192 Redeemable Units)	203,530,277	171,481,896

Total Members’ Capital	203,561,117	171,511,951
Total Liabilities and Members’ Capital	$207,895,237	$176,578,310
Members’ Capital per Redeemable Unit (based on 165,011.578 and 142,666.192 Redeemable Units)	$1,233.62	$1,202.19

See accompanying notes to financial statements.

Cavendish Futures Fund LLC

Statements of Operations and Changes in Members’ Capital

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

INVESTMENT INCOME

Interest allocated from Sydling WNT Master Fund LLC	$96,162	$3,751	$202,930	$8,620

EXPENSES

Expenses allocated from Sydling WNT Master Fund LLC	1,792,794	1,350,510	3,547,746	2,540,637
Incentive fees	410,292	—	410,292	2,112,137
Advisory fees	737,388	548,211	1,457,337	1,033,878
Administrative fees	245,796	182,737	485,779	344,626
Professional fees and other expenses	48,526	112,300	97,051	224,600
Total Expenses	3,234,796	2,193,758	5,998,205	6,255,878

NET INVESTMENT (LOSS)	(3,138,634)	(2,190,007)	(5,795,275)	(6,247,258)

TRADING RESULTS

Net realized gain/(loss) allocated from Sydling WNT Master Fund LLC	(8,597,498)	(8,540,442)	(1,866,629)	3,864,539
Net change in unrealized appreciation/(depreciation) allocated from Sydling WNT Master Fund LLC	13,004,452	(5,153,667)	11,823,119	(6,015,820)
Total Trading Results	4,406,954	(13,694,109)	9,956,490	(2,151,281)

Net income/(loss)	1,268,320	(15,884,116)	4,161,215	(8,398,539)

Subscriptions — Non-managing Members	18,245,080	29,784,994	40,152,733	54,911,084
Redemptions — Non-managing Members	(3,997,272)	(287,267)	(12,264,782)	(461,279)

Net increase in Members’ Capital	15,516,128	13,613,611	32,049,166	46,051,266

Members’ Capital, beginning of period	$188,044,989	$138,038,814	$171,511,951	$105,601,159

Members’ Capital, end of period	$203,561,117	$151,652,425	$203,561,117	$151,652,425

Net income/(loss) per Redeemable Unit	$6.70	$(129.49)	$31.43	$(55.04)

Weighted average Redeemable Units outstanding	161,865.354	119,896.617	152,463.483	106,082.880

See accompanying notes to financial statements.

Cavendish Futures Fund LLC

Notes to Financial Statements

June 30, 2016

(Unaudited)

1.  General

Cavendish Futures Fund LLC (the “Fund”) is a Delaware limited liability company formed on August 7, 2012.  Trading operations of the Fund commenced on February 19, 2013.  The Fund’s investment objective is to achieve capital appreciation through speculative trading in U.S. and international futures, options on futures and forward markets.  The Fund may also engage in swap and other derivative transactions upon approval of Sydling Futures Management LLC (“Sydling”).  The Fund privately and continually offers redeemable units of limited liability company interest in the Fund (“Redeemable Units”) to qualified investors and subscriptions are generally accepted monthly.  There is no maximum number of Redeemable Units that may be sold by the Fund.  The Fund invests substantially all of its assets in the Sydling WNT Master Fund LLC (“Master Fund”), also a Delaware limited liability company, which has the same investment objective as the Fund.  The Master Fund’s Statements of Financial Condition, including Condensed Schedules of Investments and Statement of Operations and Changes in Members’ Capital are included herein.  The percentage of the Master Fund’s capital owned by the Fund at June 30, 2016 and December 31, 2015 was 100%.  The performance of the Fund is directly affected by the performance of the Master Fund.

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

The Master Fund’s Statement of Financial Condition and Condensed Schedules of Investments as of June 30, 2016 and December 31, 2015 and Statement of Operations and Changes in Members’ Capital for the three and six months ended June 30, 2016 and 2015 are presented below:

Sydling WNT Master Fund LLC

Statements of Financial Condition

	(Unaudited)
	June 30, 2016	December 31, 2015

ASSETS

Cash (including restricted cash of $18,111,203 and $20,104,777, respectively)	$192,284,233	$171,893,278
Net unrealized appreciation on open futures contracts	13,238,826	1,415,707
Interest receivable	65,793	25,725
Total Assets	$205,588,852	$173,334,710

LIABILITIES AND MEMBER’S CAPITAL

Redemptions payable	$1,365,671	$1,294,370
Accrued expenses:
Brokerage fees	599,453	505,493
Professional fees and other expenses	62,611	22,896
Total Liabilities	2,027,735	1,822,759

MEMBER’S CAPITAL

Non-Managing Members	203,561,117	171,511,951
Total Member’s Capital	203,561,117	171,511,951
Total Liabilities and Member’s Capital	$205,588,852	$173,334,710

Sydling WNT Master Fund LLC

Condensed Schedule of Investments

June 30, 2016

(Unaudited)

			Percent of
Number of			Member’s
Contracts		Fair Value	Capital
	FUTURES CONTRACTS OWNED
475	CURRENCIES	$1,067,428	0.52%
7,892	FINANCIALS	9,153,706	4.50%
355	GRAINS	529,849	0.26%
606	INDEX	518,191	0.25%
3	INDUSTRIALS	(330)	0.00%
49	MATERIALS	(6,770)	0.00%
80	MEATS	7,250	0.00%
252	METALS	978,072	0.48%
	TOTAL FUTURES CONTRACTS OWNED	12,247,396	6.01%

	FUTURES CONTRACTS SOLD
(562)	CURRENCIES	1,872,384	0.92%
(181)	ENERGY	(170,697)	(0.08)%
(384)	FINANCIALS	(508,567)	(0.25)%
(406)	GRAINS	371,818	0.18%
(250)	INDEX	(209,597)	(0.10)%
(105)	MEATS	38,108	0.02%
(114)	METALS	(402,019)	(0.20)%
	TOTAL FUTURES CONTRACTS SOLD	991,430	0.49%
	TOTAL FUTURES CONTRACTS	13,238,826	6.50%
	OTHER ASSETS IN EXCESS OF OTHER LIABILITIES	190,322,291	93.50%
	TOTAL MEMBER’S CAPITAL	$203,561,117	100.00%

Percentages shown represent a percentage of member’s capital as of June 30, 2016.

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

Sydling WNT Master Fund LLC

Statements of Operations and Changes in Member’s Capital

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

INVESTMENT INCOME

Interest income	$96,162	$3,751	$202,930	$8,620

EXPENSES

Brokerage, clearing and transaction fees	1,768,169	1,325,385	3,498,496	2,490,387
Professional fees	24,625	25,125	49,250	50,250
Total Expenses	1,792,794	1,350,510	3,547,746	2,540,637

NET INVESTMENT (LOSS)	(1,696,632)	(1,346,759)	(3,344,816)	(2,532,017)

NET REALIZED AND UNREALIZED GAIN/(LOSS) FROM DERIVATIVE INSTRUMENTS

Net realized gain/(loss) from futures	(8,597,498)	(8,540,442)	(1,866,629)	3,864,539
Net change in unrealized appreciation/(depreciation) on futures	13,004,452	(5,153,667)	11,823,119	(6,015,820)
Net Realized and Unrealized Gain/(Loss) from Derivative Instruments	4,406,954	(13,694,109)	9,956,490	(2,151,281)

Net income/(loss)	2,710,322	(15,040,868)	6,611,674	(4,683,298)

INCREASE/(DECREASE) IN MEMBER’S CAPITAL FROM CAPITAL TRANSACTIONS

Subscriptions	18,245,080	29,784,994	40,152,733	54,911,084
Redemptions	(5,439,274)	(1,130,515)	(14,715,241)	(4,184,085)

Net Increase in Member’s Capital Derived from Capital Transactions	12,805,806	28,654,479	25,437,492	50,726,999
Net Increase in Member’s Capital	15,516,128	13,613,611	32,049,166	46,043,701
Member’s Capital, Beginning of Period	188,044,989	138,038,814	171,511,951	105,608,724
Member’s Capital, End of Period	$203,561,117	$151,652,425	$203,561,117	$151,652,425

2.              Financial Highlights

Changes in the net asset value per Redeemable Unit for the three and six months ended June 30, 2016 and 2015 are as follows:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Per share operating performance: (a)
Members’ capital per Redeemable Unit, beginning of period	$1,226.92	$1,280.81	$1,202.19	$1,206.36
Income/(loss) from investment operations:
Net investment (loss) including incentive fee	(19.14)	(17.86)	(37.67)	(58.00)
Net realized and unrealized gain/(loss) from investment activities (b)	25.84	(111.63)	69.10	2.96
Total from investment operations	6.70	(129.49)	31.43	(55.04)
Members’ capital per Redeemable Unit, end of period	$1,233.62	$1,151.32	$1,233.62	$1,151.32

Ratio/Supplemental Data: (c)
Ratio of net investment loss to average Members’ capital	(6.50)%	(6.09)%	(6.15)%	(9.44)%
Ratio of total expenses to average Members’ capital	5.85%	6.10%	5.93%	6.26%
Ratio of incentive fee to average Members’ capital	0.85%	—%	0.44%	3.19%
Ratio of total expenses and incentive fee to average Members’ capital	6.70%	6.10%	6.37%	9.45%

Total return before incentive fee	0.76%	(10.11)%	2.83%	(2.96)%
Incentive fee	(0.21)%	—	(0.22)	(1.60)%
Total return after incentive fee	0.55%	(10.11)%	2.61%	(4.56)%

Members’ capital at end of period	$203,561,117	$151,652,425	$203,561,117	$151,652,425

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

Financial Highlights of the Master Fund:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015

Ratio/Supplemental Data: (a)
Ratio of net investment loss to average member’s capital	(3.51)%	(3.74)%	(3.54)%	(3.82)%
Ratio of total expenses to average member’s capital	3.71%	3.75%	3.75%	3.83%
Total return	1.28%	(9.59)%	3.99%	(1.86)%
Member’s capital at end of period	$203,561,117	$151,652,425	$203,561,117	$151,652,425

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

All of the commodity interests owned by the Master Fund are held for trading purposes.  The average number of futures contracts traded for the three months ended June 30, 2016 and 2015, based on a monthly calculation, was 6,324 and 6,278, respectively.  The average number of futures contracts traded for the six months ended June 30, 2016 and 2015, based on a monthly calculation, was 6,393 and 5,200, respectively.

The following tables indicate the gross fair values of derivative instruments of futures contracts as separate assets and liabilities as of June 30, 2016 and December 31, 2015.

	June 30, 2016	December 31, 2015
ASSETS
Futures Contracts
Currencies	$3,000,271	$966,615
Energy	36,294	834,260
Financials	9,156,034	695,436
Grains	1,175,213	636,305
Index	607,558	571,447
Industrials	—	3,058
Materials	—	3,430
Meats	53,330	—
Metals	1,097,391	1,076,636
Total unrealized appreciation on open futures contracts	$15,126,091	$4,787,187

LIABILITIES
Futures Contracts
Currencies	$(60,460)	$(93,490)
Energy	(206,991)	(483,932)
Financials	(510,895)	(1,899,644)
Grains	(273,546)	(105,142)
Index	(298,964)	(458,400)
Industrials	(330)	—
Materials	(6,770)	—
Meats	(7,973)	(189,460)
Metals	(521,336)	(141,412)
Total unrealized depreciation on open futures contracts	$(1,887,265)	$(3,371,480)

Net unrealized appreciation on open futures contracts *	$13,238,826	$1,415,707

* These amounts are presented as “Net unrealized appreciation/(depreciation) on open futures contracts” on the Master Fund’s Statements of Financial Condition.

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and six months ended June 30, 2016 and 2015.

	Three months ended June 30, 2016	Three months ended June 30, 2015	Six months ended June 30, 2016	Six months ended June 30, 2015
Sector	Gain/(loss) from trading	Gain/(loss) from trading	Gain/(loss) from trading	Gain/(loss) from trading

Currencies	$2,543,571	$(3,092,715)	$406,306	$624,428
Energy	(2,894,495)	(2,722,325)	(1,100,774)	(2,462,422)
Financials	8,118,251	(4,543,342)	21,229,873	(71,578)
Grains	(888,640)	(939,653)	(915,861)	(561,908)
Index	(3,085,595)	(2,492,953)	(5,273,089)	1,176,234
Industrials	(759)	(1,826)	(18,029)	5,555
Materials	(24,275)	(22,450)	(34,930)	(80,380)
Meats	251,750	(1,333)	391,017	111,833
Metals	387,146	122,488	(4,728,023)	(893,043)
	$4,406,954 **	$(13,694,109)**	$9,956,490 **	$(2,151,281)**

** These amounts are presented as “Net Realized and Unrealized Gain/(Loss) from Derivative Instruments” on the Master Fund’s Statements of Operations and Changes in Members’ Capital.

The volume of activity of futures that are presented in the Master Fund’s Condensed Schedule of Investments is consistent with the average monthly activity during the periods ended June 30, 2016 and 2015.

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

The Fund values investments in the Master Fund, where there are no other rights or obligations inherent within the ownership interest held by the Fund, based on the end of the day net asset value of the Master Fund.  The value of the Fund’s investment in the Master Fund reflects its proportional interest in the Master Fund.  As of and for the periods ended June 30, 2016 and December 31, 2015, the Fund did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of Sydling’s assumptions and internal valuation pricing models (Level 3).

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

The Master Fund considers prices for exchange-traded commodity futures and option contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1).  As of and for the periods ended June 30, 2016 and December 31, 2015, the Master Fund did not hold any derivative instruments for which market quotations were not readily available and which were priced by broker-dealers who derive fair values for these assets from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of Sydling’s assumptions and internal valuation pricing models (Level 3).  The gross presentation of the fair value of the Master Fund’s derivatives by instrument type is shown in Note 3, “Trading Activities.”

The Master Fund recognizes transfers into and out of the levels indicated above at the end of the reporting period.  During the periods ended June 30, 2016 and December 31, 2015, there were no transfers amongst Levels 1, 2 and 3 of the valuation hierarchy.

The following is a summary of the Master Fund’s investments at fair value.  The inputs or methodology used for valuing derivative instruments are not necessarily an indication of the risk associated with investing in those derivative instruments.

ASSET TABLE (Unaudited)

Description	Total Fair Value at June 30, 2016	Level 1	Level 2	Level 3
Future Contracts	$13,238,826	$13,238,826	$—	$—
Total Assets	$13,238,826	$13,238,826	$—	$—

LIABILITIES TABLE (Unaudited)

Description	Total Fair Value at June 30, 2016	Level 1	Level 2	Level 3
Future Contracts	$—	$—	$—	$—
Total Liabilities	$—	$—	$—	$—

ASSET TABLE

Description	Total Fair Value at December 31, 2015	Level 1	Level 2	Level 3
Futures Contracts	$1,415,707	$1,415,707	$—	$—
Total Assets	$1,415,707	$1,415,707	$—	$—

5.              Financial Instrument Risks

In the normal course of business, the Master Fund, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments.  These financial instruments may include futures, forwards and options on futures whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument.  These instruments may be traded on an exchange, a swap execution facility (“SEF”), or over-the-counter (“OTC”).  Exchange-traded instruments are standardized and include futures and certain forward and options contracts.  OTC contracts are negotiated between contracting parties and include certain forward, option and swap contracts.  Certain swap contracts may also be traded on a SEF. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted.  The purchaser of an option may lose the entire premium paid for the option.  The writer, or seller, of an option has unlimited risk.  Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk.  In general, the risks associated with OTC contracts are greater than those associated with exchange-traded or SEF traded instruments because of the greater risk of default by the counterparty to an OTC contract.  For the six months ended June 30, 2016 and 2015 the Master Fund traded futures contracts only.

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

Investment in Master Fund. The Fund records its investment in the Master Fund at fair value and is represented by the Fund’s proportionate interest in the capital of the Master Fund at June 30, 2016 and December 31, 2015.  Valuation of securities held by the Master Fund is discussed in the Notes to the Master Fund’s financial statements.  The Fund records its pro rata share of the Master Fund’s income, expenses and realized and unrealized gains and losses.  The performance of the Fund is directly attributable to the performance of the Master Fund.  The Fund records its subscription and withdrawal of the capital account related to its investment in the Master Fund on the transaction date.  The Master Fund will adjust the capital account of the Fund.  Brokerage, clearing and transaction fees are incurred by the Master Fund and are reflected in the pro rata allocation received by the Fund from the Master Fund.

Subscriptions Received in Advance. Subscriptions received in advance represent amounts paid by the non-managing Members for a percentage ownership into the Fund which have not yet been added as Members’ capital as of June 30, 2016 and December 31, 2015. The amount paid is held as cash in the Fund’s escrow account and represents the cash on the Fund’s Statements of Financial Condition.

Redemptions Payable.  Pursuant to ASC Topic 480, Distinguishing Liabilities from Equity, capital withdrawals effective June 30, 2016 and December 31, 2015 have been reflected as redemptions payable in the Statements of Financial Condition.

Income Taxes. The Fund is classified as a partnership for U.S. federal income tax purposes, and the Fund will not pay U.S. federal income tax.  As a result, no income tax liability or expense has been recorded in the financial statements.

Sydling has analyzed the Master Fund’s tax positions for the open tax period and has concluded that no provision is required in the Master Fund’s financial statements.  The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in its Statements of Income.  For the periods ended June 30, 2016 and December 31, 2015, the Master Fund did not incur any interest or penalties.

7.              Subsequent Events

Sydling has evaluated the impact of all subsequent events on the Fund through the date of the filing.  Subsequent to June 30, 2016, additional subscriptions were received from the non-managing Members totaling $2,149,000.  Subsequent to June 30, 2016, redemptions of $1,837,217 will be paid to the non-managing Members.  Sydling has determined that there were no additional subsequent events requiring recognition or disclosure in the financial statements.

After the reporting period the Fund and the Master Fund have amended and restated certain agreements.  The purpose of the amendments is to implement and reflect an expense neutral change in the fees paid to certain service providers to the Fund and the Master Fund.  The Master Fund will cease paying a brokerage fee to UBS Securities.  In lieu of the brokerage fee the registrant will pay an ongoing selling agent fee to UBS Financial Services Inc. at the same rate as the previous brokerage fee.

As of August 15, 2016, the Master Fund entered into an amended and restated fee arrangement agreement, effective as of June 30, 2016, by and among the Master Fund, Sydling and UBS Securities.  Pursuant to the Fee Arrangement Agreement, no brokerage fee will be paid to UBS Securities.  Previously, a brokerage fee was paid to UBS Securities by the Master Fund.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Fund does not engage in sales of goods or services. Its only assets are its investment in the Master Fund, cash and receivables from the Master Fund. The Master Fund does not engage in the sale of goods or services. The Master Fund’s only assets are its equity in its trading accounts, consisting of cash, net unrealized appreciation on open futures contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Fund, through its investment in the Master Fund. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the second quarter of 2016.

For the six months ended June 30, 2016 and 2015, the Master Fund’s average margin to equity ratio was 10.03 % and 11.42%, respectively.

The Fund’s capital consists of the capital contributions of the Members as increased or decreased by income/(loss) from its investment in the Master Fund and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2016, the Fund’s capital increased 18.7% from $171,511,951 to $203,561,117. This increase was attributable to subscriptions for Redeemable Units totaling $40,152,733 coupled with net income from operations of $4,161,215, which was partially offset by redemptions of Redeemable Units resulting in an outflow of $12,264,782. Future redemptions from the Fund could impact the amount of funds available for investment in the Master Fund in subsequent periods.

The Master Fund’s capital consists of the capital contributions of the investors of the Master Fund as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, withdrawals of interest from the Master Fund and distributions of profits, if any.

For the six months ended June 30, 2016, the Master Fund’s capital increased 18.7% from $171,511,951 to $203,561,117. This increase was attributable to subscriptions for interest in the Master Fund totaling $40,152,733 coupled with net income from operations of $6,611,674, which was partially offset by the withdrawal of interest in the Master Fund resulting in an outflow of $14,715,241. Future withdrawals from the Master Fund can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires Sydling to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Sydling believes that the estimates and assumptions utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Fund’s significant accounting policies are described in detail in Note 6. “Significant Accounting Policies.”

The Fund records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains/(losses) and change in net unrealized gains/(losses) in the Statements of Operations and Changes in Members’ Capital.

Results of Operations

During the Fund’s second quarter of 2016, the net asset value per Redeemable Unit increased 0.55% from $1,226.92 to $1,233.62. The Fund, for its own account, through its investment in the Master Fund, experienced a net trading gain before brokerage fees and related fees in the second quarter of 2016 of $4,406,954. Gains were primarily attributable to the Master Fund’s trading of commodity futures in U.S. and non-U.S. interest rates, currencies, metals and livestock and were partially offset by losses in energy, indices, grains and industrials.

Fixed income was the most profitable sector as the Master Fund had long positions in bonds and short-term interest rates. Despite detracting from performance in April and May, bond yields generally declined across several develop markets following the UK referendum, which seems almost certain to lead to the UK leaving the European Union. This led to high levels of volatility in virtually all major markets, and indeed record levels in some.  In June, U.S. government bond yields declined more than 30 basis points and respective futures positions were profitable.

Currencies were also profitable in the second quarter. A long position in the Japanese yen contributed, when the yen rallied in the final days of April after the bank of Japan decided against further monetary easing. Short British pound sterling-U.S. dollar exchange rate also contributed to gains. Friday June 24th, witnessed with respect to the British pound, the greatest intra-day volatility that the market has ever endured. Peaking at $1.5009, the market collapsed to a low of $1.3246 before a slight recovery into the close.

The portfolio also experienced gains in precious metals. Gains came from long gold positions in April and June. Talk of another U.S. interest rate rise resurfaced in May and gold gave up its April gains. However, the defensive positioning in June helped push gold prices higher.

The portfolio’s long standing short positions in energies detracted from performance in the second quarter. Rising energy prices caused the investment system’s short positions to detract, particularly heating oil futures which rose over 20% in value during April.  The portfolio was generally long equity markets during the quarter which also detracted from performance as the S&P finished the quarter slightly positive amidst significant volatility.  In April, the crop sector was another area that cost performance as corn and soybean prices surged in response to exceptionally poor weather conditions in South America. For the quarter, grains were a slight detractor from performance.

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

In the last few trading sessions of April, there were strong market moves against the Fund’s positions due to a decent selloff in stocks, bonds and the dollar, along with a rally in crude oil. Weaker economic data saw sentiment around the US economy drop, while the statement from the Federal Reserve’s April meeting did not give any real clues as to when rates might rise. In Europe, Euro Bund yields increased dramatically from 7 basis points as of April 20th to 76 basis points by the end of June.

Fixed income positions did suffer in June, particularly short term interest rates, though small gains were made in long term U.S. bond contracts. Heavy rains in the U.S. midwest hampered crop prospects, providing discomfort to the Fund’s short grain positions. Profits from short positions in gold and energy markets provided some relief towards the end of June.

By the end of the quarter, most of the risk in the Fund was in currencies, equity indices, and short term interest rates sectors. Risk allocation to long term bonds came down dramatically, while risk allocation to energy sector came down marginally compared to the previous quarter end. Among notable market positions, by the end of the second quarter, the Fund had short Euro, long British pound and short Japanese yen exposure vs the U.S. dollar. Among other notable positions, the Fund had short corn, long S&P 500, long Euribor, short gold and short sugar positions.

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

Brokerage fees are calculated as a percentage of the Fund’s capital account balance at the Master Fund as of the end of each month and are affected by trading performance and redemptions.  Brokerage, clearing and transaction fees of the Master Fund for the three months ended June 30, 2016 and 2015 were $1,768,169 and $1,325,385, respectively.  Brokerage, clearing and transaction fees of the Master Fund for the six months ended June 30, 2016 and 2015 were $3,498,496 and $2,490,387, respectively. The increase in brokerage, clearing and transaction fees for the three and six months ended June 30, 2016 is due to higher average net assets as compared to the corresponding periods in 2015.

Advisory fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions.

Advisory fees of the Fund for the three months ended June 30, 2016 and 2015 were $737,388 and $548,211, respectively.  The calculation of advisory fees for the three months ended June 30, 2015 and 2014 was based on a monthly average net asset value of

$196,636,972 and $146,189,662, respectively.  The increase in advisory fees for the three months ended June 30, 2016 as compared to the corresponding period in 2015 is due to an increase in the average net assets.

Advisory fees of the Fund for the six months ended June 30, 2016 and 2015 were $1,457,337 and $1,033,878, respectively.  The calculation of advisory fees for the six months ended June 30, 2016 and 2015 was based on a monthly average net asset value of $194,311,655 and $137,850,464, respectively.  The increase in advisory fees for the six months ended June 30, 2016 as compared to the corresponding period in 2015 is due to an increase in the average net assets.

Administrative fees are paid to Sydling for administering the business and affairs of the Fund.  These fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions.

Administrative fees of the Fund for the three months ended June 30, 2016 and 2015 were $245,796 and $182,737, respectively.  The calculation of administrative fees for the three months ended June 30, 2016 and 2015 was based on a monthly average net asset value of $196,636,972 and $146,189,662, respectively.  The increase in administrative fees for the three months ended June 30, 2016 as compared to the corresponding period in 2015 is due to an increase in the average net assets.

Administrative fees of the Fund for the six months ended June 30, 2016 and 2015 were $485,779 and $344,626, respectively.  The calculation of administrative fees for the six months ended June 30, 2016 and 2015 was based on a monthly average net asset value of $194,311,655 and $137,850,464, respectively.  The increase in administrative fees for the six months ended June 30, 2016 as compared to the corresponding period in 2015 is due to an increase in the average net assets.

Incentive fees to the Advisor are based on the new trading profits generated by the Advisor, paid at the end of each quarter, as defined in the Trading Advisory Agreement between the Fund, Sydling and the Advisor. Incentive fees of $410,292 and $2,112,137 were earned for the six months ended June 30, 2016 and 2015, respectively.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master Fund’s open positions by market category as of June 30, 2016 and December 31, 2015, and the highest, lowest and average value during the three months ended June 30, 2016 and the twelve months ended December 31, 2015. All open position trading risk exposures of the Master Fund have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Fund’s Annual Report on Form 10-K.

As of June 30, 2016, the Master Fund’s total capitalization was $203,561,117 and the Fund owned 100% of the Master Fund. The Fund invests substantially all of its assets in the Master Fund. The Master Fund’s Value at Risk as of June 30, 2016 was as follows:

			Three Months ended June 30, 2016 (unaudited)
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$2,177,359	1.07%	$2,992,964	$1,387,104	$2,166,251
Energy	351,071	0.17	966,002	318,067	580,656
Grains	1,055,040	0.52	1,816,805	991,887	1,456,047
Index	2,117,700	1.04	3,675,377	2,103,937	3,047,353
Interest Rate Non-U.S.	4,093,288	2.01	4,093,288	3,110,195	3,489,477
Interest Rate U.S.	6,562,414	3.22	6,905,425	5,209,283	6,205,535
Livestock	388,371	0.19	392,016	339,812	367,550
Lumber	6,298	0.00	6,357	2,096	5,680
Metals	768,344	0.38	802,201	429,671	630,052
Softs	591,319	0.29	592,707	388,906	473,636
Total	$18,111,203	8.90%

*Average daily Value at Risk.

As of December 31, 2015, the Master Fund’s total capitalization was $171,511,951 and the Fund owned 100% of the Master Fund. The Fund invests substantially all of its assets in the Master Fund. The Master Fund’s Value at Risk as of December 31, 2015 was as follows:

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

There are no material changes to the discussion set forth under Item 3. “Legal Proceedings” in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as updated by the Fund’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

Item 1A.    Risk Factors

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and under Part II, Item 1A. “Risk Factors”  in the Fund’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended June 30, 2016, there were additional subscriptions of 15,094.837 Redeemable Units totaling $18,245,080. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933 and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, Sydling relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used for the trading of commodity interests, including futures and option contracts.

The following chart sets forth the purchases of Redeemable Units by the Fund.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2016 – April 30, 2016	2,155.926	$1,193.49	N/A	N/A
May 1, 2016 – May 31, 2016	708.353	$1,166.82	N/A	N/A
June 1, 2016 – June 30, 2016	484.494	$1,233.62	N/A	N/A
Total	3,348.773	$1,197.98

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

(a)

Amended and Restated Selling Agent Agreement between the Fund and UBS Financial Services (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on July 12, 2016 and incorporated herein by reference).

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

(a)	Amended and Restated Fee Arrangement Agreement among Sydling, the Master Fund and UBS Securities (filed herein).

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director filed herewith).

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of CFO filed herewith).

Exhibit 32.1	Section 1350 Certification (Certification of President and Director filed herewith).

Exhibit 32.2	Section 1350 Certification (Certification of CFO filed herewith).

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

CAVENDISH FUTURES FUND LLC
(Registrant)

By:	Sydling Futures Management LLC

By:	/s/ Jerry Pascucci
Jerry Pascucci
President and Director

Date:	August 15, 2016