Form 10-Q
period 2016-09-30
Cavendish Futures Fund LLC
filed 2016-11-14
CIK 1562622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 31, 2016,167,548.471 Limited Liability Company Redeemable Units were outstanding.

CAVENDISH FUTURES FUND LLC

Form 10-Q

Index

		Page
		Number

PART I — Financial Information:
Item 1.	Financial Statements:

	Statements of Financial Condition at September 30, 2016 (unaudited) and December 31, 2015	3

	Statements of Operations and Changes in Members’ Capital for the three and nine months ended September 30, 2016 and 2015 (unaudited)	4

	Notes to Financial Statements, including the Financial Statements of Sydling WNT Master Fund LLC (unaudited)	5 – 17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18 – 20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21 – 22

Item 4.	Controls and Procedures	23

PART II — Other Information		24 – 26

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

Exhibit 101.CAL — XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.LAB — XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE — XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit 101.DEF — XBRL Taxonomy Extension Definition Document.

PART I

Item 1.  Financial Statements

Cavendish Futures Fund LLC

Statements of Financial Condition

	(Unaudited)
	September 30, 2016	December 31, 2015
ASSETS

Investment in Sydling WNT Master Fund LLC, at fair value (cost $182,521,757 and $148,679,254, respectively)	$199,731,329	$171,511,951
Cash	1,812,975	3,771,989
Receivable from Sydling WNT Master Fund LLC	1,893,939	1,294,370
Total Assets	$203,438,243	$176,578,310

LIABILITIES

Subscriptions received in advance	$1,775,500	$3,541,000
Redemptions payable	1,530,667	1,001,677
Accrued expenses:
Advisory fees	251,997	216,002
Administrative fees	83,999	72,001
Professional fees and other expenses	64,751	235,679
Total Liabilities	3,706,914	5,066,359

MEMBERS’ CAPITAL

Member Designee (25.000 Redeemable Units)	29,751	30,055
Non-Managing Members (167,812.328 and 142,641.192 Redeemable Units)	199,701,578	171,481,896

Total Members’ Capital	199,731,329	171,511,951
Total Liabilities and Members’ Capital	$203,438,243	$176,578,310
Members’ Capital per Redeemable Unit (based on 167,837.328 and 142,666.192 Redeemable Units)	$1,190.03	$1,202.19

See accompanying notes to financial statements.

Cavendish Futures Fund LLC

Statements of Operations and Changes in Members’ Capital

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

INVESTMENT INCOME

Interest allocated from Sydling WNT Master Fund LLC	$115,162	$6,266	$318,092	$14,886

EXPENSES

Expenses allocated from Sydling WNT Master Fund LLC	1,861,833	1,512,617	5,409,579	4,053,254
Incentive fees	—	—	410,292	2,112,137
Advisory fees	765,910	618,132	2,223,247	1,652,010
Administrative fees	255,303	206,044	741,082	550,670
Professional fees and other expenses	59,626	112,300	156,677	336,900
Total Expenses	2,942,672	2,449,093	8,940,877	8,704,971

NET INVESTMENT (LOSS)	(2,827,510)	(2,442,827)	(8,622,785)	(8,690,085)

TRADING RESULTS

Net realized gain/(loss) allocated from Sydling WNT Master Fund LLC	7,561,725	2,048,389	5,695,096	5,912,928
Net change in unrealized appreciation/(depreciation) allocated from Sydling WNT Master Fund LLC	(12,065,182)	8,566,849	(242,063)	2,551,029
Total Trading Results	(4,503,457)	10,615,238	5,453,033	8,463,957

Net income/(loss)	(7,330,967)	8,172,411	(3,169,752)	(226,128)

Subscriptions — Non-managing Members	8,030,138	11,022,500	48,182,871	65,933,584
Redemptions — Non-managing Members	(4,528,959)	(2,125,563)	(16,793,741)	(2,586,842)

Net increase in Members’ Capital	(3,829,788)	17,069,348	28,219,378	63,120,614

Members’ Capital, beginning of period	$203,561,117	$151,652,425	$171,511,951	$105,601,159

Members’ Capital, end of period	$199,731,329	$168,721,773	$199,731,329	$168,721,773

Net income/(loss) per Redeemable Unit	$(43.59)	$58.99	$(12.16)	$3.95

Weighted average Redeemable Units outstanding	166,417.833	136,594.768	155,710.216	112,535.568

See accompanying notes to financial statements.

Cavendish Futures Fund LLC

Notes to Financial Statements

September 30, 2016

(Unaudited)

1.  General

Cavendish Futures Fund LLC (the “Fund”) is a Delaware limited liability company formed on August 7, 2012.  Trading operations of the Fund commenced on February 19, 2013.  The Fund’s investment objective is to achieve capital appreciation through speculative trading in U.S. and international futures, options on futures and forward markets.  The Fund may also engage in swap and other derivative transactions upon approval of Sydling Futures Management LLC (“Sydling”).  The Fund privately and continuously offers redeemable units of limited liability company interest in the Fund (“Redeemable Units”) to qualified investors and subscriptions are generally accepted monthly.  There is no maximum number of Redeemable Units that may be sold by the Fund.  The Fund invests substantially all of its assets in the Sydling WNT Master Fund LLC (“Master Fund”), also a Delaware limited liability company, which has the same investment objective as the Fund.  The Master Fund’s Statements of Financial Condition, including Condensed Schedules of Investments and Statements of Operations and Changes in Members’ Capital are included herein.  The percentage of the Master Fund’s capital owned by the Fund at September 30, 2016 and December 31, 2015 was 100%.  The performance of the Fund is directly affected by the performance of the Master Fund.

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

Sydling, on behalf of the Fund, has entered into a selling agreement appointing UBS Financial Services Inc. (“UBS Financial Services”) as selling agent to the Fund.

The Master Fund has entered into a customer agreement appointing UBS Securities LLC (“UBS Securities”) as commodity broker to the Master Fund.

During the third quarter of 2016, the Fund and the Master Fund amended and restated certain agreements.  The purpose of the amendments was to implement and reflect an expense neutral change in the fees paid to certain service providers to the Fund and the Master Fund.  As of July 1, 2016, the Master Fund (and indirectly the Fund) ceased paying an asset based brokerage fee to UBS Securities.  In lieu of such brokerage fee, the Fund will pay (or cause the Master Fund to pay on its behalf) an ongoing selling agent fee to UBS Financial Services at the same rate as the previous brokerage fee.

BNY Mellon Investment Servicing (US) Inc. serves as administrator of the Fund (the “Administrator”).

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

The preparation of financial statements and accompanying notes in conformity with U.S. GAAP requires Sydling to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

The Master Fund’s Statements of Financial Condition and Condensed Schedules of Investments as of September 30, 2016 and December 31, 2015 and Statements of Operations and Changes in Members’ Capital for the three and nine months ended September 30, 2016 and 2015 are presented below:

Sydling WNT Master Fund LLC

Statements of Financial Condition

	(Unaudited)
	September 30, 2016	December 31, 2015

ASSETS

Cash (including restricted cash of $25,725,652 and $20,104,777, respectively)	$201,541,991	$171,893,278
Net unrealized appreciation on open futures contracts	1,173,644	1,415,707
Interest receivable	178,896	25,725
Total Assets	$202,894,531	$173,334,710

LIABILITIES AND MEMBER’S CAPITAL

Redemptions payable	$1,893,939	$1,294,370
Accrued expenses:
Selling agent fees	1,182,027	—
Brokerage fees	—	505,493
Professional fees and other expenses	87,236	22,896
Total Liabilities	3,163,202	1,822,759

MEMBER’S CAPITAL

Non-Managing Members	199,731,329	171,511,951
Total Member’s Capital	199,731,329	171,511,951
Total Liabilities and Member’s Capital	$202,894,531	$173,334,710

Sydling WNT Master Fund LLC

Condensed Schedule of Investments

September 30, 2016

(Unaudited)

			Percent of
Number of			Member’s
Contracts		Fair Value	Capital
	FUTURES CONTRACTS OWNED
558	CURRENCIES	$352,728	0.18%
7,199	FINANCIALS	1,214,074	0.61%
287	GRAINS	(31,105)	(0.02)%
1,937	INDEX	1,367,923	0.68%
3	INDUSTRIALS	1,243	0.00%
50	MATERIALS	47,915	0.02%
421	METALS	(544,227)	(0.27)%
	TOTAL FUTURES CONTRACTS OWNED	2,408,551	1.20%

	FUTURES CONTRACTS SOLD
(767)	CURRENCIES	593,589	0.30%
(509)	ENERGY	(1,553,048)	(0.78)%
(446)	FINANCIALS	(147,396)	(0.07)%
(758)	GRAINS	264,658	0.13%
(13)	INDEX	245	0.00%
(68)	MEATS	109,638	0.05%
(111)	METALS	(502,593)	(0.24)%
	TOTAL FUTURES CONTRACTS SOLD	(1,234,907)	(0.61)%
	TOTAL FUTURES CONTRACTS	1,173,644	0.59%
	OTHER ASSETS IN EXCESS OF OTHER LIABILITIES	198,557,685	99.41%
	TOTAL MEMBER’S CAPITAL	$199,731,329	100.00%

Percentages shown represent a percentage of member’s capital as of September 30, 2016.

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

Sydling WNT Master Fund LLC

Statements of Operations and Changes in Member’s Capital

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

INVESTMENT INCOME

Interest income	$115,162	$6,266	$318,092	$14,886

EXPENSES

Brokerage, clearing and transaction fees	44,684	1,487,492	3,543,180	3,977,879
Selling agent fees	1,792,524	—	1,792,524	—
Professional fees	24,625	25,125	73,875	75,375
Total Expenses	1,861,833	1,512,617	5,409,579	4,053,254

NET INVESTMENT (LOSS)	(1,746,671)	(1,506,351)	(5,091,487)	(4,038,368)

NET REALIZED AND UNREALIZED GAIN/(LOSS) FROM DERIVATIVE INSTRUMENTS

Net realized gain/(loss) from futures	7,561,725	2,048,389	5,695,096	5,912,928
Net change in unrealized appreciation/(depreciation) on futures	(12,065,182)	8,566,849	(242,063)	2,551,029
Net Realized and Unrealized Gain/(Loss) from Derivative Instruments	(4,503,457)	10,615,238	5,453,033	8,463,957

Net income/(loss)	(6,250,128)	9,108,887	361,546	4,425,589

INCREASE/(DECREASE) IN MEMBER’S CAPITAL FROM CAPITAL TRANSACTIONS

Subscriptions	8,030,138	11,022,500	48,182,871	65,933,584
Redemptions	(5,609,798)	(3,062,039)	(20,325,039)	(7,246,124)

Net Increase in Member’s Capital Derived from Capital Transactions	2,420,340	7,960,461	27,857,832	58,687,460
Net Increase in Member’s Capital	(3,829,788)	17,069,348	28,219,378	63,113,049
Member’s Capital, Beginning of Period	203,561,117	151,652,425	171,511,951	105,608,724
Member’s Capital, End of Period	$199,731,329	$168,721,773	$199,731,329	$168,721,773

2.              Financial Highlights

Changes in the net asset value per Redeemable Unit for the three and nine months ended September 30, 2016 and 2015 are as follows:

	(Unaudited)
	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Per share operating performance: (a)
Members’ capital per Redeemable Unit, beginning of period	$1,233.62	$1,151.32	$1,202.19	$1,206.36
Income/(loss) from investment operations:
Net investment (loss) including incentive fee	(16.84)	(17.73)	(54.51)	(75.73)
Net realized and unrealized gain/(loss) from investment activities (b)	(26.75)	76.72	42.35	79.68
Total from investment operations	(43.59)	58.99	(12.16)	3.95
Members’ capital per Redeemable Unit, end of period	$1,190.03	$1,210.31	$1,190.03	$1,210.31

Ratio/Supplemental Data: (c)
Ratio of net investment loss to average Members’ capital	(5.58)%	(6.08)%	(5.97)%	(8.17)%
Ratio of total expenses to average Members’ capital	5.81%	6.09%	5.90%	6.20%
Ratio of incentive fee to average Members’ capital	—%	—%	0.28%	1.99%
Ratio of total expenses and incentive fee to average Members’ capital	5.81%	6.09%	6.18%	8.19%

Total return before incentive fee	(3.53)%	5.12%	(0.80)%	1.82%
Incentive fee	—	—	(0.21)	(1.49)%
Total return after incentive fee	(3.53)%	5.12%	(1.01)%	0.33%

Members’ capital at end of period	$199,731,329	$168,721,773	$199,731,329	$168,721,773

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

Financial Highlights of the Master Fund:

	(Unaudited)
	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015

Ratio/Supplemental Data: (a)
Ratio of net investment loss to average Member’s capital	(3.45)%	(3.75)%	(3.52)%	(3.79)%
Ratio of total expenses to average Member’s capital	3.67%	3.76%	3.74%	3.81%
Total return	(3.02)%	5.72%	0.84%	3.76%
Member’s capital at end of period	$199,731,329	$168,721,773	$199,731,329	$168,721,773

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

The customer agreement between the Master Fund and UBS Securities, gives the Master Fund the legal right to net unrealized gains and losses on open futures contracts.  Futures contracts are executed on exchanges and are typically liquidated by entering into offsetting contracts.  The Master Fund nets, for financial reporting purposes, the unrealized gains and losses on open futures contracts on the Master Fund’s Statements of Financial Condition.

All of the commodity interests owned by the Master Fund are held for trading purposes.  The average number of futures contracts traded for the three months ended September 30, 2016 and 2015, based on a monthly calculation, was 5,210 and 6,756, respectively.  The average number of futures contracts traded for the nine months ended September 30, 2016 and 2015, based on a monthly calculation, was 5,999 and 5,719, respectively.

The following tables indicate the gross fair values of derivative instruments of the Master Fund’s futures contracts as separate assets and liabilities as of September 30, 2016 and December 31, 2015.

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Futures Contracts
Currencies	$1,036,905	$966,615
Energy	29,360	834,260
Financials	2,047,992	695,436
Grains	644,179	636,305
Index	1,724,854	571,447
Industrials	1,243	3,058
Materials	47,915	3,430
Meats	109,638	—
Metals	74,947	1,076,636
Total unrealized appreciation on open futures contracts	$5,717,033	$4,787,187

LIABILITIES
Futures Contracts
Currencies	$(90,589)	$(93,490)
Energy	(1,582,408)	(483,932)
Financials	(981,315)	(1,899,644)
Grains	(410,625)	(105,142)
Index	(356,686)	(458,400)
Meats	—	(189,460)
Metals	(1,121,766)	(141,412)
Total unrealized depreciation on open futures contracts	$(4,543,389)	$(3,371,480)

Net unrealized appreciation on open futures contracts *	$1,173,644	$1,415,707

* These amounts are presented as “Net unrealized appreciation on open futures contracts” on the Master Fund’s Statements of Financial Condition.

The following table indicates the trading gains and losses, by market sector, on the Master Fund’s derivative instruments for the three and nine months ended September 30, 2016 and 2015.

	Three months ended September 30, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Sector	Gain/(loss) from trading	Gain/(loss) from trading	Gain/(loss) from trading	Gain/(loss) from trading

Currencies	$(319,408)	$678,960	$86,898	$1,303,388
Energy	(2,195,582)	4,939,118	(3,296,356)	2,476,696
Financials	(1,952,628)	6,868,984	19,277,245	6,797,406
Grains	(1,132,778)	(24,937)	(2,048,639)	(586,845)
Index	2,323,186	(4,865,484)	(2,949,903)	(3,689,250
Industrials	5,841	15,906	(12,188)	21,461
Materials	83,405	(36,855)	48,475	(117,235)
Meats	(48,059)	478,033	342,958	589,866
Metals	(1,267,434)	2,561,513	(5,995,457)	1,668,470
	$(4,503,457)**	$10,615,238 **	$5,453,033 **	$8,463,957 **

** These amounts are presented as “Net Realized and Unrealized Gain/(Loss) from Derivative Instruments” on the Master Fund’s Statements of Operations and Changes in Members’ Capital.

The volume of activity of futures that are presented in the Master Fund’s Condensed Schedule of Investments is consistent with the average monthly activity during the periods ended September 30, 2016 and 2015.

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

The Fund values investments in the Master Fund, where there are no other rights or obligations inherent within the ownership interest held by the Fund, based on the end of the day net asset value of the Master Fund.  The value of the Fund’s investment in the Master Fund reflects its proportional interest in the Master Fund.  As of and for the periods ended September 30, 2016 and December 31, 2015, the Fund did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of Sydling’s assumptions and internal valuation pricing models (Level 3).

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

The Master Fund considers prices for exchange-traded commodity futures and option contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1).  As of and for the periods ended September 30, 2016 and December 31, 2015, the Master Fund did not hold any derivative instruments for which market quotations were not readily available and which were priced by broker-dealers who derive fair values for these assets from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of Sydling’s assumptions and internal valuation pricing models (Level 3).  The gross presentation of the fair value of the Master Fund’s derivatives by instrument type is shown in Note 3, “Trading Activities.”

The Master Fund recognizes transfers into and out of the levels indicated above at the end of the reporting period.  During the periods ended September 30, 2016 and December 31, 2015, there were no transfers amongst Levels 1, 2 and 3 of the valuation hierarchy.

The following is a summary of the Master Fund’s investments at fair value.  The inputs or methodology used for valuing derivative instruments are not necessarily an indication of the risk associated with investing in those derivative instruments.

ASSET TABLE (Unaudited)

Description	Total Fair Value at September 30, 2016	Level 1	Level 2	Level 3
Future Contracts	$5,717,033	$5,717,033	$—	$—
Total Assets	$5,717,033	$5,717,033	$—	$—

LIABILITIES TABLE (Unaudited)

Description	Total Fair Value at September 30, 2016	Level 1	Level 2	Level 3
Future Contracts	$4,543,389	$4,543,389	$—	$—
Total Liabilities	$4,543,389	$4,543,389	$—	$—

ASSET TABLE

Description	Total Fair Value at December 31, 2015	Level 1	Level 2	Level 3
Futures Contracts	$1,415,707	$1,415,707	$—	$—
Total Assets	$1,415,707	$1,415,707	$—	$—

5.              Financial Instrument Risks

In the normal course of business, the Master Fund is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments.  These financial instruments may include futures, forwards and options on futures whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument.  These instruments may be traded on an exchange, a swap execution facility (“SEF”), or over-the-counter (“OTC”).  Exchange-traded instruments are standardized and include futures and certain forward and options contracts.  OTC contracts are negotiated between contracting parties and include certain forward, option and swap contracts.  Certain swap contracts may also be traded on a SEF. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted.  The purchaser of an option may lose the entire premium paid for the option.  The writer, or seller, of an option has unlimited risk.  Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk.  In general, the risks associated with OTC contracts are greater than those associated with exchange-traded or SEF traded instruments because of the greater risk of default by the counterparty to an OTC contract.  For the nine months ended September 30, 2016 and 2015 the Master Fund traded futures contracts only.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract.  The Master Fund’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments.  The Master Fund has credit risk and concentration risk because the sole counterparty or broker with respect to the Master Fund’s assets is UBS Securities or a UBS affiliate.  Credit risk with respect to exchange-traded instruments is reduced to the extent that through UBS Securities, the Master Fund’s counterparty is an exchange or clearing organization.  Futures contracts are conducted through regulated exchanges which have margin requirements, and are settled in cash on a daily basis, thereby minimizing credit risk.

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

Statement of Cash Flows. The Fund is not required to provide a Statement of Cash Flows in accordance with Accounting Standards Codification (“ASC”) 230 — Statement of Cash Flows.

Investment in Master Fund. The Fund records its investment in the Master Fund at fair value and is represented by the Fund’s proportionate interest in the capital of the Master Fund at September 30, 2016 and December 31, 2015.  Valuation of securities held by the Master Fund is discussed in the Notes to the Master Fund’s financial statements on Form 10-K for the year ended December 31, 2015.  The Fund records its pro rata share of the Master Fund’s income, expenses and realized and unrealized gains and losses.  The performance of the Fund is directly attributable to the performance of the Master Fund.  The Fund records its subscription and withdrawal of the capital account related to its investment in the Master Fund on the transaction date.   The Master Fund will adjust the capital account of the Fund.  Brokerage, clearing and transaction fees are incurred by the Master Fund and are reflected in the pro rata allocation received by the Fund from the Master Fund.

Subscriptions Received in Advance. Subscriptions received in advance represent amounts paid by the non-managing Members for a percentage ownership into the Fund which have not yet been added as Members’ capital as of September 30, 2016 and December 31, 2015. The amount paid is held as cash in the Fund’s escrow account and represents the cash on the Fund’s Statements of Financial Condition.

Redemptions Payable.  Pursuant to ASC Topic 480, Distinguishing Liabilities from Equity, capital withdrawals effective September 30, 2016 and December 31, 2015 have been reflected as redemptions payable in the Statements of Financial Condition.

Income Taxes. The Fund is classified as a partnership for U.S. federal income tax purposes, and the Fund will not pay U.S. federal income tax.  As a result, no income tax liability or expense has been recorded in the financial statements.

Sydling has analyzed the Master Fund’s tax positions for the open tax period and has concluded that no provision is required in the Master Fund’s financial statements.  The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in its Statements of Income.  For the periods ended September 30, 2016 and December 31, 2015, the Master Fund did not incur any interest or penalties.

7.              Subsequent Events

Sydling has evaluated the impact of all subsequent events on the Fund through the date of the filing.  Subsequent to September 30, 2016, additional subscriptions were received from the non-managing Members totaling $2,960,100.  Subsequent to September 30, 2016, redemptions of $2,015,498 will be paid to the non-managing Members.  Sydling has determined that there were no additional subsequent events requiring recognition or disclosure in the financial statements.

After the reporting period the Fund and UBS Financial Services entered into a second amended and restated selling agreement.  The purpose of the amended and restated agreement is to clarify that the Master Fund may pay the selling agent fee on the Fund’s behalf.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Fund does not engage in sales of goods or services. Its only assets are its investment in the Master Fund, cash and receivables from the Master Fund. The Master Fund does not engage in the sale of goods or services. The Master Fund’s only assets are its equity in its trading accounts, consisting of cash, net unrealized appreciation/(depreciation) on open futures contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Fund, through its investment in the Master Fund. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the third quarter of 2016.

For the nine months ended September 30, 2016 and 2015, the Master Fund’s average margin to equity ratio was 10.62 % and 11.14%, respectively.

The Fund’s capital consists of the capital contributions of the Members as increased or decreased by income/(loss) from its investment in the Master Fund and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2016, the Fund’s capital increased 16.45% from $171,511,951 to $199,731,329. This increase was attributable to subscriptions for Redeemable Units totaling $48,182,871, which was partially offset by redemptions of Redeemable Units resulting in an outflow of $16,793,741 coupled with a net loss from operations of $3,169,752. Future redemptions from the Fund could impact the amount of funds available for investment in the Master Fund in subsequent periods.

The Master Fund’s capital consists of the capital contributions of the investors of the Master Fund as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, withdrawals of interest from the Master Fund and distributions of profits, if any.

For the nine months ended September 30, 2016, the Master Fund’s capital increased 16.45% from $171,511,951 to $199,731,329. This increase was attributable to subscriptions for interest in the Master Fund totaling $48,182,871 coupled with net income from operations of $361,546, which was partially offset by the withdrawal of interest in the Master Fund resulting in an outflow of $20,325,039. Future withdrawals from the Master Fund can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

Results of Operations

During the Fund’s third quarter of 2016, the net asset value per Redeemable Unit decreased 3.5% from $1,233.62 to $1,190.03. The Fund, for its own account, through its investment in the Master Fund, experienced a net trading loss before brokerage fees and related fees in the third quarter of 2016 of $4,503,457. Losses were primarily attributable to the Master Fund’s trading of commodity futures in U.S. interest rates, energy, grains, currencies, metals and livestock and were partially offset by gains in indices, non-U.S. interest rates and softs.

The Fund’s performance, through its investment in the Master Fund, declined in the third quarter of 2016 giving back first half gains. Through July, the Master Fund benefited from net long positions in bonds and stock indexes, particularly in the U.S.. However, the Master Fund delivered negative returns in August and September driven by the fixed income, precious metals and energies sectors.

Hawkish comments from Janet Yellen and Stanley Fischer, the respective chair and vice-chair of the U.S. Federal Reserve, increased expectations of a further U.S. rate rise in 2016 and led to losses from long positions in the U.S. government bond and Eurodollar futures, paring their year-to-date contribution to returns. Furthermore, the European Central Bank announced that it had not discussed extending its quantitative easing program which triggered a market selloff in September. However, the Master Fund earned profits in German government bonds.

Meanwhile in energies, the price of WTI crude oscillated between $40 and $50 a barrel during the third quarter. The Master Fund’s short crude positions suffered as crude oil rallied following OPEC’s decision to modestly cut output. Within precious metals, the strengthening in the U.S. dollar weighed on the Master Fund’s long position in gold and silver.

Performance in currencies was driven by long exposure to the Japanese yen, which has now gained nearly 20% against the U.S. dollar since the start of the year after appreciating another 2% during September. The Master Fund made profits in stock indices for the quarter but this was not enough to offset the losses from other sectors. Long positioning in stock indices proved beneficial, particularly in the Hang Seng.

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

Third quarter of 2015 was profitable for the Fund due to strong gains in July and September.  Most notably the Master Fund delivered gains in a quarter when S&P 500 index indices declined 6.9%.

The Master Fund had strong gains from the energy sector. Crude oil had its biggest drop in almost seven years due to increased OPEC supplies and expectation that lower demand from China would prolong a global glut. U.S. crude stockpiles were almost 100 million barrels above the five-year seasonal average. During the quarter, Iraq raised its crude output to 3.9 million barrels per day which is significantly more than the previous year’s output.  Market participants expected that sanctions on oil exports from Iran, which holds the world’s fourth-biggest crude reserves, would be lifted after a nuclear accord on July 14. US WTI Crude oil closed the quarter at $45 per barrel and had declined 24% during the period.

Gains in equity index sector for the Master Fund came mostly from short positions, most notably in Asian and Emerging market equity indices. Shanghai Composite Index declined 14% in July amid record-high volatility. Continued worsening outlook in China eventually led to sell offs in European and U.S. equity indices in August and September. After coming into the quarter with sizable net long index position, the Master Fund quickly turned flat and eventually maintained a net short posture for the most of September. Most short positions were in China H-Shares, Hang Seng, Kospi and MSCI Emerging Market indices, which were all related to the economic weakness in China.

The fixed income sector was also profitable, as the Master Fund almost doubled its long positions in Euro Bund, BOBL and Short Sterling futures. The Master Fund also reestablished long positions in U.S. T-note and bond futures after briefly being short in the earlier part of the quarter. U.S. Treasuries benefited as cooling growth in China wiped off trillions from the value of global equities. Also, most European bond yields declined as inflation in the Eurozone dipped into negative territory during the quarter, in spite of ECB’s large asset purchase plan that was announced in March.

By the end of the quarter, most of the risk in the Master Fund was in currencies, equity indices, short term interest rates and bonds sectors. Among notable foreign exchange positions, the Master Fund had short Euro, long British pound, short Canadian dollar and short Australian dollar exposures. Among other notable positions, the Master Fund had short crude oil, short gold and short sugar positions.

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

Clearing and transaction fees are based on the number of round turns made in the Master Fund’s account.  The asset based brokerage fee paid to UBS Securities was calculated as a percentage of the Fund’s capital account balance at the Master Fund as of the end of each month.  Clearing and transaction fees of the Master Fund for the three months ended September 30, 2016 were $44,684. Brokerage, clearing and transaction fees of the Master Fund for the three months ended September 30, 2015 and the nine months ended September 30, 2016 and 2015 were $1,487,492, $3,543,180 and $3,977,879, respectively.  The decrease in brokerage, clearing and transaction fees for the periods ended September 30, 2016 as compared to the corresponding periods in 2015 is a result of the change in fees paid to certain service providers to the Fund and Master Fund.

Ongoing selling agent fees are calculated as a percentage of the Fund’s capital account balance at the Master Fund as of the end of each month and are affected by trading performance, subscriptions and redemptions.

Ongoing selling agent fees of the Fund for the three months ended September 30, 2016 were $1,792,524 and $0 for the three months ended September 30, 2015.  Ongoing selling agent fees for the nine months ended September 30, 2016 were $1,792,524 and $0 for the nine months ended September 30, 2015.  The ongoing selling agent fee was instituted in the third quarter of 2016.

Advisory fees are calculated as a percentage of the Fund’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions.

Advisory fees of the Fund for the three months ended September 30, 2016 and 2015 were $765,910 and $618,132, respectively.  The calculation of advisory fees for the three months ended September 30, 2015 and 2014 was based on a monthly average net asset value of $204,242,541 and $164,835,090, respectively.  The increase in advisory fees for the three months ended September 30, 2016 as compared to the corresponding period in 2015 is due to an increase in the average net assets.

Advisory fees of the Fund for the nine months ended September 30, 2016 and 2015 were $2,223,247 and $1,652,010, respectively.  The calculation of advisory fees for the nine months ended September 30, 2016 and 2015 was based on a monthly average net asset value of $197,621,950 and $146,845,339, respectively.  The increase in advisory fees for the nine months ended September 30, 2016 as compared to the corresponding period in 2015 is due to an increase in the average net assets.

Administrative fees are paid to Sydling for administering the business and affairs of the Fund.  Sydling pays a portion of the administrative fee to the Administrator.  These fees are calculated as a percentage of the Fund’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions.

Administrative fees of the Fund for the three months ended September 30, 2016 and 2015 were $255,303 and $206,044, respectively.  The calculation of administrative fees for the three months ended September 30, 2016 and 2015 was based on a monthly average net asset value of $204,242,541 and $164,835,090, respectively.  The increase in administrative fees for the three months ended September 30, 2016 as compared to the corresponding period in 2015 is due to an increase in the average net assets.

Administrative fees of the Fund for the nine months ended September 30, 2016 and 2015 were $741,082 and $550,670, respectively.  The calculation of administrative fees for the nine months ended September 30, 2016 and 2015 was based on a monthly average net asset value of $197,621,950 and $146,845,339, respectively.  The increase in administrative fees for the nine months ended September 30, 2016 as compared to the corresponding period in 2015 is due to an increase in the average net assets.

Incentive fees to the Advisor are based on the new trading profits generated by the Advisor, paid at the end of each quarter, as defined in the Trading Advisory Agreement among  the Master Fund, the Fund, Sydling and the Advisor. There were no incentive fees earned during the three months ended September 30, 2016 and 2015. Incentive fees of $410,292 and $2,112,137 were earned for the nine months ended September 30, 2016 and 2015, respectively.

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

“Value at Risk” is a measure of the maximum amount which the Master Fund could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Master Fund’s speculative trading and the recurrence in the markets traded by the Master Fund of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Master Fund’s experience to date (i.e., “risk of ruin”). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Master Fund’s losses in any market sector will be limited to Value at Risk or by the Master Fund’s attempts to manage its market risk.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master Fund’s open positions by market category as of September 30, 2016 and December 31, 2015, and the highest, lowest and average value during the three months ended September 30, 2016 and the twelve months ended December 31, 2015. All open position trading risk exposures of the Master Fund have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

As of September 30, 2016, the Master Fund’s total capitalization was $199,731,329 and the Fund owned 100% of the Master Fund. The Fund invests substantially all of its assets in the Master Fund. The Master Fund’s Value at Risk as of September 30, 2016 was as follows:

			Three Months ended September 30, 2016 (unaudited)
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$3,214,999	1.61%	$3,716,694	$2,463,111	$3,307,774
Energy	1,202,466	0.60	1,373,257	382,341	893,710
Grains	1,891,900	0.95	1,922,461	1,008,641	2,727,461
Index	5,823,380	2.92	5,871,714	2,299,962	4,421,632
Interest Rate Non-U.S.	5,450,436	2.73	5,683,422	4,326,109	5,114,419
Interest Rate U.S.	5,978,932	2.99	7,637,376	5,443,846	6,708,367
Livestock	164,869	0.08	416,644	107,392	253,987
Lumber	7,274	— **	7,563	6,231	6,977
Metals	1,289,859	0.65	1,374,628	807,757	1,177,236
Softs	701,537	0.35	763,398	618,379	711,646
Total	$25,725,652	12.88%

*Average daily Value at Risk.

** Due to rounding

As of December 31, 2015, the Master Fund’s total capitalization was $171,511,951 and the Fund owned 100% of the Master Fund. The Fund invests substantially all of its assets in the Master Fund. The Master Fund’s Value at Risk as of December 31, 2015 was as follows:

December 31, 2015

(unaudited)

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$3,672,600	2.14%	$3,672,600	$853,041	$1,798,593
Energy	$1,624,349	0.95	$1,624,349	$357,446	$841,862
Grains	$1,828,050	1.07	$1,828,050	$251,312	$839,932
Index	$3,362,435	1.96	$4,178,890	$1,510,936	$2,802,941
Interest Rate Non-U.S.	$3,077,529	1.79	$5,019,800	$1,345,612	$3,640,257
Interest Rate U.S.	$4,470,531	2.61	$7,137,134	$3,242,996	$5,840,910
Livestock	$282,060	0.16	$382,860	$83,250	$206,738
Lumber	$7,488	— **	$7,488	$1,855	$4,606
Metals	$1,238,070	0.72	$1,238,070	$262,177	$680,897
Softs	$541,665	0.32	$575,538	$267,237	$463,353

Total	$20,104,777	11.72%

*Average daily Value at Risk.

** Due to rounding

Item 4.                     Controls and Procedures

The Fund’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Fund on the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods expected in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Fund in the reports it files is accumulated and communicated to Sydling, including the President and Chief Financial Officer (“CFO”) of Sydling, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

Sydling is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Fund’s external disclosures.

Sydling’s President and CFO have evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2016 and, based on that evaluation, Sydling’s President and CFO have concluded that, at that date, the Fund’s disclosure controls and procedures were effective.

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

There were no changes in the Fund’s internal control over financial reporting process during the fiscal quarter ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

There are no material legal proceedings against the Fund and Sydling.

There are no material changes to the discussion set forth under Item 3. “Legal Proceedings” in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as updated by the Fund’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

Item 1A.    Risk Factors

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and under Part II, Item 1A. “Risk Factors” in the Fund’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2016 June 30, 2016.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended September 30, 2016, there were additional subscriptions of 6,553.409 Redeemable Units totaling $8,030,138. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933 and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, Sydling relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used for the trading of commodity interests, including futures and option contracts.

The following chart sets forth the purchases of Redeemable Units by the Fund.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2016 — July 31, 2016	1,478.825	$1,242.35	N/A	N/A
August 1, 2016 — August 31, 2016	962.596	$1,206.19	N/A	N/A
September 1, 2016 — September 30, 2016	1,286.239	$1,190.03	N/A	N/A
Total	3,727.660	$1,212.86

* Generally, Members are permitted to redeem their Redeemable Units as of the end of each month on five business days’ notice to Sydling. Under certain circumstances, Sydling can compel redemption, although to date, it has not exercised this right. Purchases of Redeemable Units by the Fund reflected in the chart above were made in the ordinary course of the Fund’s business in connection with effecting redemptions for Members.

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

Exhibit 3.2		Application for Authority (filed as Exhibit 3.2 to the general form for registration of securities on Form 10 filed on May 29, 2014 and incorporated herein by reference).

Exhibit 3.3		Limited Liability Company Agreement (filed as Exhibit 3.3 to the general form for registration of securities on Form 10 filed on May 29, 2014 and incorporated herein by reference).

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

	(b)	Second Amended and Restated Selling Agent Agreement between the Fund and UBS Financial Services (filed herewith).

Exhibit 10.3

Trading Manager Agreement among the Fund, the Master Fund and Sydling (filed as Exhibit 10.3 to the general form for registration of securities on Form 10 filed on May 29, 2014 and incorporated herein by reference).

Exhibit 10.4

Trading Advisory Agreement among the Master Fund, the Fund, Sydling and the Advisor (filed as Exhibit 10.4 to the general form for registration of securities on Form 10 filed on May 29, 2014 and incorporated herein by reference).

(a)

Letter from Sydling extending the Trading Advisory Agreement until June 30, 2015, dated June 29, 2014 (filed as Exhibit 10.4(a) to the Form 10-Q filed on August 14, 2014 and incorporated herein by reference).

(b)

Letter from Sydling extending the Trading Advisory Agreement until June 30, 2016, dated June 26, 2015 (filed as Exhibit 10.4(b) to the Form 10-Q filed on August 14, 2015 and incorporated herein by reference).

	(c)	Letter from Sydling extending the Trading Advisory Agreement until June 30, 2017, dated June 16, 2016 (filed herein).

Exhibit 10.5

Fee Arrangement Agreement among Sydling, the Master Fund and UBS Securities (filed as Exhibit 10.5 to the general form for registration of securities on Form 10 filed on May 29, 2014 and incorporated herein by reference).

(a)

First Amended and Restated Fee Arrangement Agreement among Sydling, the Master Fund and UBS Securities (filed as Exhibit 10.5 to the Form 10-Q filed on August 15, 2016 and incorporated herein by reference).

Exhibit 31.1		Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director filed herewith).

Exhibit 31.2		Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer filed herewith).

Exhibit 32.1		Section 1350 Certification (Certification of President and Director filed herewith).

Exhibit 32.2		Section 1350 Certification (Certification of Chief Financial Officer filed herewith).

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

CAVENDISH FUTURES FUND LLC
(Registrant)

By:	Sydling Futures Management LLC

By:	/s/ Jerry Pascucci
Jerry Pascucci
President and Director

Date:	November 14, 2016