Form 10-K/A
period 2015-12-31
Cavendish Futures Fund LLC
filed 2017-01-13
CIK 1562622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of February 29, 2016, 149,353.146 Limited Liability Company Redeemable Units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

[None]

EXPLANATORY NOTE

Cavendish Futures fund LLC (the “Fund”) hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the Securities and Exchange Commission on March 30, 2016 (the “Original Form 10-K”). The Fund is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to correct a date contained in Item 8, in the first paragraph of the electronic version of Ernst & Young LLP’s Report of Independent Registered Public Accounting Firm (the “Report”) relating to the financial statements included in the Original Form 10-K from “December 31, 2015 and 201” to “December 31, 2015 and 2014,” to add to the Report, both in the Fund’s letter and in the letter for Sydling WNT Master Fund, “New York, New York” as the city and state of Ernst & Young LLP and to correct the date in which the President and CFO have evaluated the effectiveness of the Fund’s disclosure controls and procedures in Item 9A from “December 31, 2014” to “December 31, 2015.”

This amendment speaks as of the filing date of the Original Form 10-K and does not amend, modify or update in any way disclosures made in the Original Form 10-K except as set forth in this explanatory note.

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

Report of Independent Registered Public Accounting Firm

To the Members of

Cavendish Futures Fund LLC

We have audited the accompanying statements of financial condition of Cavendish Fund LLC (the “Feeder Fund”) as of December 31, 2015 and 2014, and the related statements of operations, changes in members’ capital and the financial highlights for the years ended December 31, 2015, December 31, 2014, and the period from February 19, 2013 (commencement of trading operations) through December 31, 2013. These financial statements and financial highlights are the responsibility of the Feeder Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

New York, New York

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

New York, New York

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

The Member Designee’s President and CFO have evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2015 and, based on that evaluation, the President and CFO have concluded that at that date the Fund’s disclosure controls and procedures were effective.

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
Date: January 13, 2017

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

Annual Report to Members

No proxy material has been sent to Members.