Form 10-K
period 2016-12-31
Cavendish Futures Fund LLC
filed 2017-03-30
CIK 1562622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

165,011.578 Limited Liability Company Redeemable Units with an aggregate value of $203,561,117 were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 28, 2017, 169,195.737 Limited Liability Company Redeemable Units were outstanding.

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

During the initial offering period (September 30, 2012 through February 18, 2013), the Fund sold 26,182.375 redeemable units of limited liability company interest (“Redeemable Units”) at $1,000 per Redeemable Unit.  No securities which represent an equity interest or any other interest in the Fund trade on any public market. The Fund privately and continuously offers Redeemable Units to qualified investors.  There is no maximum number of Redeemable Units that may be sold by the Fund.  Subscriptions and redemptions of Redeemable Units and Member Designee’s (defined below) contributions for the years ended December 31, 2016, 2015 and 2014 are reported in the Statement of Changes in Members’ Capital under “Item 8.  Financial Statements and Supplementary Data.”

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

Sydling is registered as a commodity pool operator and a commodity trading advisor with the Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”) effective August 10, 2011.  Sydling, a wholly owned subsidiary of UBS Alternatives LLC, was formed on August 4, 2011.  UBS Alternatives LLC is a wholly owned subsidiary of UBS Americas Inc. In 2016, UBS AG transferred its ownership interest in UBS Americas Inc. to UBS Americas Holding LLC, a wholly owned subsidiary of UBS AG which is a wholly owned subsidiary of UBS Group AG.  Sydling was formed pursuant to authorization by UBS Alternatives LLC.  Each of the Fund and the Master Fund were formed pursuant to authorization by Sydling.  In order to form the Fund and the Master Fund, Sydling also acted as the initial member of each.

Effective February 19, 2013, the Fund allocated substantially all of its assets to the Master Fund.  The Fund maintains a capital account balance at the Master Fund, the initial balance of which was $26,207,375. As of December 31, 2016, the Advisor trades the Fund’s assets in accordance with the Winton Futures Program at 150% leverage (the “Winton Futures Program”).  A description of the trading activities and focus of the Advisor is included under “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Sydling also acts as the trading manager of the Master Fund.  Sydling and the Advisor believe that trading through this structure should promote efficiency and economy in the trading process. As of December 31, 2016 and 2015, the Fund owned 100% of the Master Fund. The Fund intends to continue to invest substantially all of its assets in the Master Fund.  The performance of the Fund is directly affected by the performance of the Master Fund.  Expenses to investors as a result of the investment in the Master Fund are approximately the same and redemption rights are not affected.

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

Under the LLC Agreement, Sydling has responsibility for the administration of the business and affairs of the Fund, but may delegate trading discretion to one or more trading advisors.  The Fund and the Master Fund have entered into a trading manager agreement (the “Trading Manager Agreement”), with Sydling, pursuant to which Sydling has sole authority and responsibility, as one of the Fund’s and the Master Fund’s agents and attorneys-in-fact, for the selection, monitoring and termination of commodity trading advisor(s) to direct the investment and reinvestment of the assets of the Fund and the Master Fund. The Fund pays Sydling a monthly administrative fee in return for its services to the Fund equal to 1/12 of 1/2% (0.5% per year) of adjusted month-end net assets of the Fund.  The Trading Manager Agreement expired on October 8, 2013 and may be renewed automatically for one-year terms each year thereafter, provided that any party thereto may terminate the agreement upon thirty (30) days’ prior written notice to the other parties.

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

UBS Financial Services Inc. (“UBS Financial Services”) acts as the Fund’s selling agent pursuant to an agency agreement, dated as of December 6, 2012.  UBS Financial Services will pay a portion of the selling agent fee to the financial advisors who have sold Redeemable Units.  The Fund may engage additional selling agents in the future.

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

During the second and third quarter of 2016, the Fund and the Master Fund amended and restated certain agreements.  The purpose of the amendments was to implement and reflect an expense neutral change in the fees paid to certain service providers to the Fund and the Master Fund.  As of July 1, 2016, the Master Fund (and indirectly the Fund) ceased paying an asset based brokerage fee to UBS Securities.  In lieu of such brokerage fee, the Fund will pay (or cause the Master Fund to pay on its behalf) an ongoing selling agent fee to UBS Financial Services at the same rate as the previous brokerage fee, equal to 3.5% per year of the adjusted month-end net assets of the Fund.

For the period January 1, 2016 through December 31, 2016, the approximate average market sector allocations for the Fund were 14% Currencies, 4% Energy, 8% Grains, 20% Indices, 18% Non-U.S. Interest Rates, 27% U.S. Interest Rates, 2% Livestock, 4% Metals and 3% Softs.

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

(b) Financial Information about Segments. The Fund’s business consists of only one segment, speculative trading of commodity interests. The Fund does not engage in sales of goods or services. The Fund’s net income (loss) from operations for the years ended December 31, 2016, 2015 and 2014 and the period February 19, 2013 (commencement of trading operations) to December 31, 2013 are set forth under “Item 6. Selected Financial Data.” The Fund’s Capital as of December 31, 2016, was $189,623,008.

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

The enactment of the Dodd-Frank Act has resulted in enhanced regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and may result in enhanced regulation of certain affiliates of UBS AG by the Office of the Comptroller of the Currency.  For example, the Dodd-Frank Act generally requires that, in order for an entity to maintain its status as a financial holding company under the Bank Holding Company Act, it and each of its depository institution subsidiaries must be well capitalized and well managed, as those terms are defined by the Federal Reserve.  The Dodd-Frank Act also grants the Federal Reserve greater regulatory authority over the subsidiaries of a bank holding company.  Additionally, a bank holding company with more than $50 billion in consolidated assets is subject to enhanced supervision and prudential standards established by the Federal Reserve. The Federal Reserve also applies higher capital and liquidity requirements to bank holding companies with more than $50 billion in consolidated assets than to other bank holding companies.

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

In December 2016, the CFTC re-proposed new rules regarding speculative position limits, replacing a prior proposal from November 2013.  These rules, if adopted in substantially the same form, will impose position limits on certain futures and option contracts and physical commodity swaps that are “economically equivalent” to such contracts.  If enacted, these rules could have an adverse effect on the Advisor’s trading for the Fund.

Item 2. Properties.

The Fund does not own or lease any properties. The Member Designee operates out of facilities provided by UBS Financial Services.

Item 3. Legal Proceedings. -

This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which UBS Securities or its subsidiaries is a party or to which any of their property is subject. There are no material legal proceedings pending against the Fund or Member Designee.

UBS Securities principal business address is 1285 Avenue of the Americas, New York, NY 10019.  UBS Securities is registered in the U.S. with the Financial Industry Regulatory Authority (“FINRA”) as a Broker-Dealer and with the CFTC as a Futures Commission Merchant.  UBS Securities is a member of various U.S. futures and securities exchanges.

UBS Securities is and has been a defendant in numerous legal proceedings, including actions brought by regulatory organizations and government agencies, relating to its securities and commodities business that allege various violations of federal and state securities laws.  UBS Group AG (“UBS”), the ultimate parent company to UBS Securities LLC, files annual reports and quarterly reports to the SEC in which it discloses material information about UBS matters, including information about any material litigation or regulatory investigations (https://www.ubs.com/global/en/about_ubs/investor_relations/quarterly_reporting/2016.html) Actions with respect to UBS Securities’ futures commission merchant business are publicly available on the website of the NFA (http://www.nfa.futures.org/) and with respect to UBS Securities’ brokerage business are publicly available on the website of FINRA (http://www.finra.org).

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

In July 2011, the FHFA, as conservator for the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation (collectively, the “GSEs”) filed suit against UBS Securities and certain affiliates in connection with the GSEs’ investments in $4.5 billion in original face amount of UBS-sponsored residential mortgage-backed securities (“RMBS”) and $1.8 billion in original face amount of third party RMBS. The suit asserted claims for damages and rescission under federal and state securities laws and state common law and alleges losses of approximately $1.2 billion plus interest. The court denied UBS Securities motion to dismiss in 2012. In April 2013, the court’s decision with respect to two legal issues that were the subject of UBS Securities motion to dismiss was affirmed on appeal by the U.S. Court of Appeals for the Second Circuit. The FHFA also filed suits in 2011 against UBS Securities and other financial institutions relating to their role as underwriter of third-party RMBS purchased by the GSEs asserting claims under various legal theories, including violations of the federal and state securities laws and state common law. In July 2013, UBS Securities entered into a settlement with the FHFA under which UBS Securities paid $885 million to resolve these lawsuits and certain other unasserted claims. More specifically, the FHFA agreed to dismiss the pending lawsuits and release potential claims it could assert against UBS Securities on behalf of the GSEs related to UBS-sponsored RMBS and third-party RMBS underwritten by UBS Securities. The FHFA and the GSEs also agreed that they will not take steps to cause third parties to assert loan repurchase demands or commence loan repurchase litigation in connection with UBS-sponsored RMBS.

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

UBS Securities is responding to inquiries concerning the operation of UBS’s alternative trading system (ATS) (also referred to as a dark pool) and its securities order routing and execution practices from various authorities, including the SEC, the New York Attorney General and the Financial Industry Regulatory Authority, who reportedly are pursuing similar investigations industry-wide. In January 2015, the SEC announced the resolution of its investigation concerning the operation of UBS’s ATS between 2008 and 2012, which focused on certain order types and disclosure practices that were discontinued two years ago. Under the SEC settlement order, which charges UBS with, among other things, violations of Section 17(a)(2) of the Securities Act of 1933 and Rule 612 of Regulation NMS (known as the sub-penny rule), UBS has paid a total of USD 14.5 million, which includes a fine of USD 12 million and disgorgement of USD 2.4 million. UBS is cooperating in the ongoing regulatory matters, including by the SEC.

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

(b)         Holders. The number of holders of Redeemable Units as of December 31, 2016, was 1,543.

(c)          Dividends. The Fund did not declare a distribution in 2016 or 2015. The Fund does not intend to declare distributions in the foreseeable future.

(d)         Securities Authorized for Issuance Under Equity Compensation Plans. None.

(e)          Performance Graph. Not applicable.

(f)           Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. For the twelve months ended December 31, 2016, there were additional subscriptions of 42,744.236 Redeemable Units totaling $52,547,971. For the twelve months ended December 31, 2015, there were additional subscriptions of 59,786.173 Redeemable Units totaling $72,817,016. For the twelve months ended December 31, 2014, there were additional subscriptions of 43,735.258 Redeemable Units totaling $46,124,770.  The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Exchange Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder (“Regulation D”). The Redeemable Units were purchased by accredited investors as described in Regulation D. In determining the applicability of the exemption, the Member Designee relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the additional subscriptions of Redeemable Units are used in the trading of commodity interests including futures contracts, swaps, options and forward contracts and any other interests pertaining thereto, including interests in commodity pools.

(g)     Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of Redeemable Units by the Fund.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2016— October 31, 2016	1,491.979	$1,131.77	N/A	N/A
November 1, 2016 — November 30, 2016	1,046.679	$1,114.14	N/A	N/A
December 1, 2016 — December 31, 2016	1,261.062	$1,127.01	N/A	N/A
	3,799.720	$1,124.31	N/A	N/A

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

Item 6.  Selected Financial Data.

Total trading results, interest income, net income (loss), net income (loss) per unit of Members’ Capital for the years ended December 31, 2016, 2015 and 2014 and the period February 19, 2013 (commencement of trading operations) to December 31, 2013, were as follows:

	2016	2015	2014	2013
Total trading results	$(2,515,321)	$9,734,927	$23,503,189	$3,869,092
Total expenses	11,782,846	11,141,217	9,059,123	2,813,809
Interest income allocated from Master Fund	473,865	42,256	19,485	11,371

Net income (loss)	$(13,824,302)	$(1,364,034)	$14,463,551	$1,066,654

Net income (loss) per unit of Members’ Capital*	$(75.18)	$(4.17)	$177.79	$28.57

Members’ Capital per unit	$1,127.01	$1,202.19	$1,206.36	$1,028.57

Total assets	$193,320,916	$176,578,310	$114,963,978	$51,300,651

* Represents the changes in Members’ Capital per unit

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

Winton Capital Management Limited

The Fund’s assets allocated to the Advisor for trading are not invested in commodity interests directly. The Advisor’s allocation of the Fund’s assets is currently invested in the Master Fund. The Advisor trades the Master Fund’s, and thereby the Fund’s, assets in accordance with its Winton Futures Program, a proprietary, systematic trading program.

The investment objective of the Winton Futures Program is to achieve long-term investment growth.

The Winton Futures Program follows a disciplined investment process that is based on statistical analysis of historial data.  The initial stage of the process involves collecting, cleaning and organizing large amounts of data.  The Winton Futures Program uses a wide variety of data inputs including factors that are intrinsic to markets, such as price, volume and open interest; and those that are external to markets, such as economic statistics, industrial and commodity data and public company financial data.  The Advisor conducts statistical research into the data in an attempt to quantify the probability of particular markets rising or falling, conditional on a variety of quantifiable factors.  The Advisor’s research is used to develop mathematical models that attempt to forecast market returns, the variability or volatility associated with such returns (often described as “risk”), and the correlation between markets and transaction costs.  These forecasts are used in investment strategies that determine what positions should be held to maximize profit within a certain range of risk.  As a result of the Advisor’s research, the Advisor expects that the investments made in accordance with this process will have an improved chance of being successful which is expected to lead to profits over the long-term.

The Advisor’s investment programs are operated as automated, computer-based investment systems.  The programs are modified over time as the Advisor monitors their operation and undertakes further research.  Changes to the programs occur as a result of, amongst other things, the discovery of new relationships, changes in market liquidity, the availability of new data or the reinterpretation of existing data.

Most of the Advisor’s investment decisions are made strictly in accordance with the output of the programs.  However, the Advisor may, in exceptional circumstances (such as the occurrence of events that fall outside the input parameters of the program), make investment decisions based on other factors and take action to override the output of the programs to seek to protect the interests of investors.

The Advisor does not take any responsibility for the accuracy or completeness of the contents of this document, any representations made herein, or the performance of the Fund/Master Fund. The Advisor disclaims any liability for any direct, indirect, consequential or other losses or damages, including loss of profits incurred by limited partners or by any third party that may arise from any reliance on this document. The Advisor is neither responsible for, nor involved in, the marketing, distribution or sales of shares or interests in the Fund and is not responsible for compliance with any marketing or promotion laws, rules or regulations; and no third party other than the Advisor is authorized to make any statement about any of the Advisor’s products or services in connection with any such marketing, distribution or sales. Past performance by any other fund advised by the Advisor is not indicative of any future performance by the Fund/Master Fund.

(a) Liquidity.

The Fund does not engage in sales of goods or services. Its only assets are its investment in the Master Fund and cash. The Master Fund does not engage in the sale of goods or services. The Master Fund’s only assets are the equity in its trading accounts, consisting of cash and cash equivalents, net unrealized appreciation of open futures contracts, net unrealized appreciation on forward contracts and options, if applicable. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Fund, through its investment in the Master Fund. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2016.

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

For the year ended December 31, 2016, the Fund’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 10.56%. The foregoing margin to equity ratio takes into account cash held in the Fund’s name, as well as the allocable value of the positions and cash held on behalf of the Fund in the name of the Master Fund.

In the normal course of business, the Master Fund, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments.  These financial instruments may include futures, forwards and options on futures whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument.  These instruments may be traded on an exchange, a swap execution facility or OTC.  Exchange-traded instruments are standardized and include futures and certain forward, swap and option contracts.  OTC contracts are negotiated between contracting parties and include certain swaps, forwards and options contracts.  Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted.  The purchaser of an option may lose the entire premium paid for the option.  The writer, or seller, of an option has unlimited risk.  Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk.  In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.  For the years ended December 31, 2016, 2015 and 2014 the Master Fund traded futures contracts only.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract.  The Master Fund’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments.  The Master Fund has credit risk and concentration risk because the sole counterparty or broker with respect to the Master Fund’s assets is UBS or a UBS affiliate.  Credit risk with respect to exchange-traded instruments is reduced to the extent that through UBS, the Master Fund’s counterparty is an exchange or clearing organization.  There is no collateral posted by UBS Securities and as such, in the event of default by UBS, the Master Fund is exposed to the amount shown in the Statements of Financial Condition. Futures contracts are conducted through regulated exchanges which have margin requirements, and are settled in cash on a daily basis, thereby minimizing credit risk.

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

Other than the risks inherent in commodity futures, options and swaps trading, the Master Fund knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Master Fund’s liquidity increasing or decreasing in any material way. The LLC Agreement provides that the Member Designee may, in its discretion, cause the Fund to cease trading operations and liquidate all open positions under certain circumstances including a decrease in net asset value per Redeemable Unit to less than $400 as of the close of business on any business day or the Fund’s aggregate net assets decline to less than  $1,000,000.

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

For the year ended December 31, 2016, there were additional subscriptions of 42,744.236 Redeemable Units totaling $52,547,971. For the year ended December 31, 2015, there were additional subscriptions of 59,786.173 Redeemable Units totaling $72,817,016. For the year ended December 31, 2014, there were additional subscriptions of 43,735.258 Redeemable Units totaling $46,124,770.

No forecast can be made as to the level of redemptions in any given period. A member may require the Fund to redeem its Redeemable Units at their net asset value as of the last day of a month on five business days’ notice to the Member Designee (provided Redeemable Units have been held for three months). There is no fee charged to members in connection with redemptions. Redemptions generally are funded out of the Fund’s cash holdings. For the year ended December 31, 2016, 17,157.938 Redeemable Units were redeemed totaling $20,612,612. For the year ended December 31, 2015, 4,656.794 Redeemable Units were redeemed totaling $5,542,190. For the year ended December 31, 2014, 1,829.957 Redeemable Units were redeemed totaling $1,922,590.

Redeemable Units were sold to persons and entities who are accredited investors as that term is defined in rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”).

(c) Results of Operations.

For the year ended December 31, 2016, the net asset value per Redeemable Unit decreased (6.25)% from $1,202.19 to $1,127.01. For the year ended December 31, 2015, the net asset value per Redeemable Unit decreased (0.35)% from $1,206.36 to $1,202.19. For the year ended December 31, 2014, the net asset value per Redeemable Unit increased 17.29% from $1,028.57 to $1,206.36.

The Fund, through its investment in the Master Fund, experienced a net trading loss of $2,515,321 before brokerage commissions and related fees for the year ended December 31, 2016. Losses were primarily attributable to the trading of commodity futures in metals, energy, grains and stock indices and were partially offset by gains in U.S and non-U.S.  interest rates, currencies, livestock and softs. The net trading gain (or loss) realized from the Fund’s investment in the Master Fund is disclosed on page 22 under “Item 8. Financial Statements and Supplementary Data.”

While 2016 losses were disappointing, they were in line with the industry. The SocGen Trend Index returned -6.2% for the year. Directional price moves in futures markets were relatively muted in 2016 compared to the previous year as a majority of the markets reversed course.

For the Fund, trend following strategies detracted the most in 2016. Carry and other non-trend strategies contributed positively.

Fixed income was the worst sector for the Fund during the fourth quarter 2016 as U.S. Federal Reserve delivered a 25 bps rate increase and the market priced in three more rate increases in 2017. Inflation indicators stabilized in Europe, which resulted in losses for long positions in European bonds. Notwithstanding these changes, fixed income sector was a positive contributor for the full year 2016, as the fund generated more gains during the run up in prices earlier in the year compared to the giveback later.

Within the foreign exchange sector, the Pound weakened as the British Supreme Court declined a parliamentary review of the Brexit process, potentially speeding up the UK’s exit from the European Union. The Euro also weakened as economic fundamentals weren’t strong enough compared to the U.S.. Shorts in Euro and British Pound were profitable positions for the fund. The Japanese Yen weakened in the fourth quarter as economic growth and inflation numbers came lower than market expectations. The fund switched from a long position to a short position in the Yen. Despite the losses during position transition, the Yen was among the profitable markets during 2016.

The energy sector was a notable detractor for the fund in 2016. In the fourth quarter, crude oil prices continued to advance after the OPEC led production cut in November found additional support from non-OPEC producers. Natural gas experienced a weather related rally in December. Essentially the fund covered most of its short positions in various energy markets and turned long in certain crude products during the fourth quarter.

Trading in stock index futures was profitable during the fourth quarter, even though it resulted in small losses for the whole year. The fund held its net long positions in the equities sector through the U.S. election and the Italian referendum. It is notable that the fund increased long positions in U.S. equity indices, as volatility dropped post U.S. election, which was profitable.

Gold ranked among the worst detractors for the fund during the fourth quarter 2016 and the whole year. The fund reversed high conviction long positions in gold and other precious metals, as the U.S. Federal Reserve laid out its plan to increase interest rates.

Going into 2017, the fund is positioned for the rally in U.S. and European equities to continue. It is positioned for additional rate increases in the U.S. through short positions in Eurodollar futures. It is positioned for an increase in inflation in the U.S. through short positions in bond futures. The fund is positioned for continued strength in the U.S. dollar vs other major currencies such as British Pound, Euro and Japanese Yen.

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

Fixed income markets were the clear winner, with non-U.S. interest rates contributing significant gains and U.S. interest rates registering a healthy profit. Of note is the contribution from European bonds and Japanese bonds. The trend in German bunds was something to behold, with it not having registered a single losing month in 2015. Profits in interest rate trading were also focused in Europe. The trend following and carry systems were the main drivers of these profits.

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

Stock indices finished approximately flat, with the trend following system having given back some of its 2013 gains. U.S. stock indices were the best performers in the portfolio, with losses registered nearly everywhere else. This was in part driven by the differing performance between U.S. and global stocks, with the S&P500 and NASDAQ indices ending the year higher than all other major indices. Furthermore owing to the strength of the dollar, the performance difference in dollar terms between the S&P 500 and the DJ Euro Stoxx was a staggering 22% in favor of the U.S..

The majority of the portfolio’s profits were driven by traditional trend following systems followed by carry strategies. More than half of the forecasting signals in operation on the futures portfolio were up. The relative value system in commodities had a particularly good year while at the other end of the spectrum the crop yield forecasting system made losses.

During the reporting period, interest income on 100% of the average daily equity maintained in cash in the Master Fund’s brokerage account with UBS Securities was earned at a 30-day U.S. Treasury bill rate. Interest income for the year ended December 31, 2016 increased by $431,609 as compared to the year ended December 31, 2015. The increase in interest income is primarily due to an increase in the average daily equity in the Fund’s account coupled with an increase in interest rates during the year ended December 31, 2016, as compared to the corresponding period in 2015. Interest earned by the Fund will increase the net asset value of the Fund. The amount of interest income earned by the Fund during the reporting period depended on the average daily equity in the Fund’s account and upon interest rates over which neither the Fund nor UBS Securities had control.

Clearing and transaction fees are based on the number of round turns made in the Master Fund’s account.  The asset based brokerage fee paid to UBS Securities was calculated as a percentage of the Fund’s capital account balance at the Master Fund as of the end of each month.  Brokerage, clearing and transaction fees of the Master Fund for the years ended December 31, 2016 and 2015 were

$3,588,227 and $5,527,858, respectively.  The decrease in brokerage, clearing and transaction fees for the year ended December 31, 2016 is a result of the change in fees paid to certain service providers to the Fund and Master Fund.

Ongoing selling agent fees are calculated as a percentage of the Fund’s adjusted net assets as of the end of each month and are affected by trading performance, subscriptions and redemptions.

Ongoing selling agent fees of the Fund, and paid for by the Master Fund, for the year ended December 31, 2016 were $3,464,734 and $0 for the year ended December 31, 2015.  The ongoing selling agent fee was instituted in the third quarter of 2016.

Advisory fees are calculated as a percentage of the Fund’s adjusted net assets as of the end of each month and are affected by trading performance, subscriptions and redemptions.

Advisory fees of the Fund for the years ended December 31, 2016 and 2015 were $2,937,633 and $2,297,061, respectively.  The calculation of advisory fees for the years ended December 31, 2016 and 2015 was based on a monthly average net asset value of $195,842,211 and $153,137,391, respectively.  The increase in advisory fees for the year ended December 31, 2016 as compared to the corresponding period in 2015 is due to an increase in the average net assets.

Administrative fees are paid to Sydling for administering the business and affairs of the Fund.  Sydling pays a protion of the administrative fee to the Administrator. These fees are calculated as a percentage of the Fund’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions.

Administrative fees of the Fund for the years ended December 31, 2016 and 2015 were $979,211and $765,687, respectively.  The calculation of administrative fees for the years ended December 31, 2016 and 2015 was based on a monthly average net asset value of $195,842,211 and $153,137,391, respectively.  The increase in administrative fees for the year ended December 31, 2016 as compared to the corresponding period in 2015 is due to an increase in the average net assets.

Incentive fees to the Advisor are based on the new trading profits generated by the Advisor, paid at the end of each quarter, as defined in the Trading Advisory Agreement among the Master Fund, the Fund, Sydling and the Advisor. Incentive fees of $410,292 and $2,112,137, were earned for the years ended December 31, 2016 and 2015, respectively.

The Fund pays professional fees, which generally include legal and accounting expenses, and other expenses, which generally include filing and printing fees. Professional fees and other expenses for the years ended December 31, 2016 and 2015 were $304,249 and $416,457, respectively.

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

The Master Fund recognizes transfers into and out of the levels indicated above at the end of the reporting period.  During the years ended December 31, 2016, 2015 and 2014, there were no transfers amongst Levels 1, 2 and 3 of the valuation hierarchy.

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

The Master Fund considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1).  The values of non exchange-traded forward, swap and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) and for those contracts that are priced using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). As of and for the years ended December 31, 2016, 2015 and 2014, the Master Fund did not hold any derivative instruments for which market quotations are not readily available and which are priced by broker-dealers who derive fair values for these assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

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

The Master Fund’s Trading Value at Risk in Different Market Sectors

Value at Risk tables represent a probabilistic assessment of the risk of loss in the market risk sensitive instruments. The following tables indicates the trading Value at Risk associated with the Master Fund’s open positions by market category as of December 31, 2016 and 2015, and the highest, lowest and average value at any point during the year/period. All open position trading risk exposures of the Master Fund have been included in calculating the figures set forth below. As of December 31, 2016, the Master Fund’s total capitalization was $189,623,008 and the Fund owned approximately 100% of the Master Fund. The Fund invests substantially all of its assets in the Master Fund. The Master Fund’s Value at Risk as of December 31, 2016 was as follows:

December 31, 2016

(Unaudited)

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,386,270	0.73%	$4,637,893	$431,807	$2,678,022
Energy	$276,209	0.15%	$1,688,877	$96,434	$805,200
Grains	$1,748,887	0.92%	$2,152,013	$104,940	$1,495,412
Index	$4,755,942	2.51%	$6,180,432	$1,866,050	$3,568,653
Interest Rate Non-U.S.	$800,543	0.42%	$5,683,422	$245,896	$3,566,156
Interest Rate U.S.	$4,409,299	2.33%	$7,637,376	$119,709	$5,369,918
Livestock	$193,346	0.10%	$416,644	$—	$254,784
Lumber	$2,511	— %**	$8,390	$—	$5,598
Metals	$719,708	0.38%	$1,374,628	$120,620	$781,454
Softs	$676,647	0.36%	$797,902	$22,955	$521,678

Total	$14,969,362	7.90%

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

The following were the primary trading risk exposures of the Master Fund as of December 31, 2016, by market sector.

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

Item 8. Financial Statements and Supplementary Data.

Cavendish Futures Fund LLC

The following financial statements and related items of the Fund are filed under this Item 8: Oath or Affirmation, Report of Independent Registered Public Accounting Firm, for the years ended December 31, 2016 and 2015; Statements of Financial Condition at December 31, 2016 and 2015; Statements of Operations for the years ended December 31, 2016, 2015 and 2014; Statements of Changes in Members’ Capital for the years ended December 31, 2016, 2015 and 2014; and Notes to Financial Statements.

CAVENDISH FUTURES FUND LLC

Financial Statements
with Report of Independent Registered Public Accounting Firm

For the years ended December 31, 2016 and 2015

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

For the years ended December 31, 2016 and 2015

Financial statements of Sydling WNT Master Fund LLC for the years ended December 31, 2016 and 2015 are attached to these financial statements and are an integral part thereof.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members of

Cavendish Futures Fund LLC

We have audited the accompanying statements of financial condition of Cavendish Futures Fund LLC (the “Fund”), as of December 31, 2016 and 2015, and the related statements of operations, changes in member’s capital and financial highlights for the each of the three years in the period ended December 31, 2016. These financial statements and financial highlights are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. We were not engaged to perform an audit of the Fund’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial highlights, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Cavendish Futures Fund LLC at December 31, 2016 and 2015, the results of its operations, the changes in its member’s capital and the financial highlights for each of the three years ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

New York, New York

March 20, 2017

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

The management of Cavendish Futures Fund LLC has assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our assessment, management concluded that the Fund maintained effective internal control over financial reporting as of December 31, 2016 based on the criteria referred to above.

/s/ Jerry Pascucci	/s/ Jennifer Magro
Jerry Pascucci	Jennifer Magro
President and Director	Chief Financial Officer
Sydling Futures Management LLC	Sydling Futures Management LLC
Trading Manager,	Trading Manager,
Cavendish Futures Fund LLC	Cavendish Futures Fund LLC

Cavendish Futures Fund LLC

Statements of Financial Condition

December 31, 2016 and 2015

(Expressed in U.S. Dollars)

	2016	2015
ASSETS

Investment in Sydling WNT Master Fund LLC, at fair value	$189,623,008	$171,511,951
Cash (Note 3f)	1,863,996	3,771,989
Receivable from Sydling WNT Master Fund LLC	1,833,912	1,294,370
Total Assets	$193,320,916	$176,578,310

LIABILITIES

Subscriptions received in advance (Note 3f)	$1,826,000	$3,541,000
Redemption payable	1,453,446	1,001,677
Accrued expenses:
Advisory fees (Note 4b)	239,244	216,002
Administrative fees (Notes 4a and 4c)	79,748	72,001
Professional fees and other expenses	99,470	235,679
Total Liabilities	3,697,908	5,066,359

MEMBERS’ CAPITAL

Member Designee (25.000 units, respectively)	28,175	30,055
Non-managing members (168,227.490 units and 142,641.192 units)	189,594,833	171,481,896
Total Members’ Capital	189,623,008	171,511,951
Total Liabilities and Members’ Capital	$193,320,916	$176,578,310
Members’ Capital per unit (based on 168,252.490 units and 142,666.192 units)	$1,127.01	$1,202.19

See accompanying notes to financial statements and attached financial statements of Sydling WNT Master Fund LLC.

Cavendish Futures Fund LLC

Statements of Operations

For the years ended December 31, 2016, 2015 and 2014

(Expressed in U.S. Dollars)

	2016	2015	2014
INVESTMENT INCOME

Interest income allocated from Sydling WNT Master Fund LLC	$473,865	$42,256	$19,485

EXPENSES

Expenses allocated from Sydling WNT Master Fund LLC	7,151,461	5,549,875	2,891,426
Incentive fee (Note 4b)	410,292	2,112,137	4,172,680
Advisory fees (Note 4b)	2,937,633	2,297,061	1,164,404
Administrative fees (Notes 4a)	979,211	765,687	388,135
Professional fees and other expenses	304,249	416,457	442,478
Total Expenses	11,782,846	11,141,217	9,059,123

NET INVESTMENT INCOME/(LOSS)	(11,308,981)	(11,098,961)	(9,039,638)

TRADING RESULTS

Net realized gain/(loss) allocated from Sydling WNT Master Fund LLC	(2,774,585)	13,310,782	20,608,567
Net change in unrealized appreciation/(depreciation) allocated from Sydling WNT Master Fund LLC	259,264	(3,575,855)	2,894,622
Total Trading Results	(2,515,321)	9,734,927	23,503,189

Net income/(loss)	(13,824,302)	(1,364,034)	14,463,551
Net income/(loss) per unit of Members’ Capital *	$(75.18)	$(4.17)	$177.79

* Represents the changes in Members’ Capital per unit.

See accompanying notes to financial statements and attached financial statements of Sydling WNT Master Fund LLC.

Cavendish Futures Fund LLC

Statements of Changes in Members’ Capital

For the years ended December 31, 2016, 2015 and 2014

(Expressed in U.S. Dollars)

	Non-managing members	Member Designee	Total

Members’ Capital at December 31, 2013	$46,909,714	$25,714	$46,935,428

Subscriptions, 43,735.258 units of non-managing member interest	46,124,770	—	46,124,770

Redemptions, 1,829.957 units of non-managing member interest	(1,922,590)	—	(1,922,590)

Net income	14,459,106	4,445	14,463,551

Members’ Capital at December 31, 2014	$105,571,000	$30,159	$105,601,159

Subscriptions, 59,786.173 units of non-managing member interest	72,817,016	—	72,817,016

Redemptions, 4,656.794 units of non-managing member interest	(5,542,190)	—	(5,542,190)

Net income (loss)	(1,363,930)	(104)	(1,364,034)

Members’ Capital at December 31, 2015	$171,481,896	$30,055	$171,511,951

Subscriptions, 42,744.236 units of non-managing member interest	52,547,971	—	52,547,971

Redemptions, 17,157.938 units of non-managing member interest	(20,612,612)	—	(20,612,612)

Net income (loss)	(13,822,422)	(1,880)	(13,824,302)

Members’ Capital at December 31, 2016	$189,594,833	$28,175	$189,623,008

See accompanying notes to financial statements and attached financial statements of Sydling WNT Master Fund LLC.

Cavendish Futures Fund LLC

Financial Highlights

For the years ended December 31, 2016, 2015 and 2014

(Expressed in U.S. Dollars)

The following represents the ratios to average non-managing members’ capital and other supplemental information for the years indicated:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Per share operating performance: (a)
Members’ capital per unit, beginning of year	$1,202.19	$1,206.36	$1,028.57
Income from investment operations:
Net investment income/(loss)	(70.39)	(92.63)	(120.41)
Net realized and unrealized gain/(loss) from investment activities (b)	(4.79)	88.46	298.20
Total from investment operations	(75.18)	(4.17)	177.79
Members’ capital per unit, end of year	$1,127.01	$1,202.19	$1,206.36

Ratio/Supplemental Data: (c)
Ratio of net investment income/(loss) to average Members’ capital	(5.90)%	(7.47)%	(12.18)%
Ratio of operating expenses to average Members’ capital before incentive fee	5.93%	6.08%	6.58%
Ratio of incentive fee to average Members’ capital	0.21%	1.42%	5.62%
Ratio of operating expenses to average Members’ capital after incentive fee	6.14%	7.50%	12.20%

Total return before incentive fee (d)	(6.04)%	1.07%	22.91%
Incentive fee	(0.21)%	(1.42)%	(5.62)%
Total return after incentive fee	(6.25)%	(0.35)%	17.29%
Members’ capital at end of year	$189,623,008	$171,511,951	$105,601,159

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

(c)            The average members’ capital used in the above ratios is calculated by using members’ capital after period-end withdrawals.

(d)           Total return assumes a purchase of an interest in the Fund at the beginning of the year and a sale of the Fund interest on the last day of the year noted.

See accompanying notes to financial statements and attached financial statements of Sydling WNT Master Fund LLC.

Cavendish Futures Fund LLC

Notes to Financial Statements

December 31, 2016, 2015 and 2014

(Expressed in U.S. Dollars)

1.             Organization

Cavendish Futures Fund LLC (the “Fund”) is a Delaware limited liability company formed on August 7, 2012.  Trading operations of the Fund commenced on February 19, 2013.  The Fund’s investment objective is to seek to achieve capital appreciation through speculative trading in U.S. and international futures, options on futures and forward markets.  The Fund may also engage in swap and other derivative transactions upon approval of Sydling.  The Fund invests substantially all of its assets in Sydling WNT Master Fund LLC (the “Master Fund”), also a Delaware limited liability company, that has the same investment objective as the Fund.  The financial statements of the Master Fund, including the condensed schedule of investments, are included elsewhere in this report and should be read with the Fund’s financial statements.  The percentage of the Master Fund’s capital owned by the Fund at December 31, 2016 and 2015 was 100%.  The performance of the Fund is directly affected by the performance of the Master Fund.

The Fund is member managed for purposes of Delaware law.  Pursuant to the limited liability company agreement of the Fund, as may be amended from time to time (the “LLC Agreement”), the members of the Fund have appointed Sydling Futures Management LLC (“Sydling” or “Member Designee”) to act as the Fund’s trading manager and commodity pool operator.  Sydling is registered as a commodity pool operator and a commodity trading advisor and is a member of the National Futures Association (“NFA”) effective August 10, 2011.  Sydling, a wholly owned subsidiary of UBS Alternatives LLC, was formed on August 4, 2011.  UBS Alternatives LLC is a wholly owned subsidiary of UBS Americas Inc. In 2015, UBS AG (“UBS”) transferred its ownership interest in UBS Americas Inc. to UBS Americas Holdings LLC, a wholly owned subsidiary of UBS which is a wholly owned subsidiary of UBS Group AG. UBS Group AG was established as the holding company of UBS in response to evolving regulatory requirements.

The term of the Fund shall end upon the first to occur of the following: (i) December 31, 2037; (ii) the vote to dissolve the Fund by members owning more than 50% of the units of limited liability company interest of the Fund; (iii) the withdrawal, removal, bankruptcy or dissolution of the Member Designee; (iv) a decline in net asset value to less than $400 per unit, as such amount may be adjusted for any splits or combinations of units, as of the end of any trading day; or (v) the occurrence of any event which shall make it unlawful for the existence of the Fund to be continued.  In addition, the Member Designee may, in its sole discretion, cause the Fund to dissolve if the Fund’s aggregate net assets decline to less than  $1,000,000.

Winton Capital Management Limited (the “Advisor” or “WNT”) serves as the trading advisor to the Fund and the Master Fund.

Cavendish Futures Fund LLC

Notes to Financial Statements (continued)

December 31, 2016, 2015 and 2014

(Expressed in U.S. Dollars)

1.                                      Organization(continued)

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

2.                                      Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements — Going Concern (Subtopic ASC 205-40) (“ASU No. 2014-15”).  ASU 2014-15 requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued or within one year after the date that the financial statements are available to be issued, when applicable.  ASU 2014-15 is effective for fiscal periods ending after December 15, 2016.  Management has evaluated relevant conditions and events, which are known and reasonably knowable, and has determined that there are no conditions and events that raise substantial doubt about the Funds’ ability to continue as a going concern.

3.                                      Significant Accounting Policies

a.              Basis of Presentation

The Fund has determined its status as an investment company and as such, follows the accounting and reporting requirements of ASC 946, Financial Services — Investment Companies.

b.              Use of Estimates

The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of

Cavendish Futures Fund LLC

Notes to Financial Statements (continued)

December 31, 2016, 2015 and 2014

(Expressed in U.S. Dollars)

3.                                      Significant Accounting Policies (continued)

b.              Use of Estimates (continued)

contingent assets and liabilities at the date of the financial statements and the reported amounts of increases and decreases in members’ capital from operations during the reporting period.  Actual results could differ from those estimates.

c.               Statements of Cash Flows

The Fund is not required to provide a Statements of Cash Flows in accordance with Accounting Standard Codification (“ASC”) 230, Statement of Cash Flows.

d.              Fair Value Measurements

In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement (Topic 820), Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).  ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient.  Accordingly, the Fund’s investment in the Master Fund has not been categorized in the fair value hierarchy.

e.               Investment in Master Fund

The Fund records its investment in the Master Fund at fair value and is represented by the Fund’s proportionate interest in the members’ capital of the Master Fund at December 31, 2016 and 2015.  Valuation of securities held by the Master Fund is discussed in the notes to the Master Fund’s financial statements.  The Fund records its pro rata share of the Master Fund’s income, expenses and realized and unrealized gains and losses.  The performance of the Fund is directly attributable to the performance of the Master Fund.  The Fund records its subscription and redemption of the capital account related to its investment in the Master Fund on the transaction date.  The Master Fund will adjust the capital account of the Fund.  Brokerage, clearing and transaction fees are incurred by the Master Fund and are reflected in the pro rata allocation received by the Fund from the Master Fund.

f.                Subscriptions Received in Advance

Subscriptions received in advance represent the amounts paid by the non-managing members for a percentage ownership into the Fund which have not yet been added as members’ capital as of December 31, 2016 and 2015.  The amount paid is held as cash in the Fund’s escrow account and represents the cash on the Statements of Financial Condition.

Cavendish Futures Fund LLC

Notes to Financial Statements (continued)

December 31, 2016, 2015 and 2014

(Expressed in U.S. Dollars)

3.                                      Significant Accounting Policies (continued)

g.              Redemptions Payable

Pursuant to ASC Topic 480, Distinguishing Liabilities from Equity, capital withdrawals effective December 31, 2016 and 2015 have been reflected as redemptions payable in the Statements of Financial Condition.

h.              Income Taxes

The Fund is classified as a partnership for U.S. federal income tax purposes, and the Fund will not pay U.S. federal income tax.  As a result, no income tax liability or expense has been recorded in the financial statements.  Each member will be subject to taxation on its share of the Fund’s ordinary income, capital gains and losses.

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

Tax positions with respect to tax at the Master Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. Management has analyzed the Master Fund’s tax positions for the open tax period and has concluded that no provision is required in the Master Fund’s financial statements.  The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Statements of Operations.  For the years ended December 31, 2016, 2015 and 2014, the Master Fund did not incur any interest or penalties.

4.                                      Related Party Transactions and Other Agreements

a.              Limited Liability Company Agreement

Sydling administers the business affairs of the Fund including selecting one or more advisors to make trading decisions for the Fund.  The Fund will pay Sydling a monthly administration fee in return for its services equal to 1/12 of 0.50% (0.50% per year) of month-end adjusted members’ capital of the Fund.  Month-end members’ capital, for the purpose of calculating administration fees are members’ capital, as defined in the Limited Liability Company Agreement, prior to the reduction of the current month’s incentive allocation accrual, the monthly advisory fee, Sydling’s administration fee and any redemptions or distributions as of the end of such month.  For the years

Cavendish Futures Fund LLC

Notes to Financial Statements (continued)

December 31, 2016, 2015 and 2014

(Expressed in U.S. Dollars)

4.                                      Related Party Transactions and Other Agreements (continued)

a.              Limited Liability Company Agreement (continued)

ended December 31, 2016, 2015 and 2014, the Fund incurred administrative fees of $979,211, $765,687 and $388,135, respectively, of which $79,748, and $72,001 remained payable and is reflected on the Statements of Financial Condition as of December 31, 2016 and 2015, respectively.

Each unit, when purchased by a member, shall be fully paid and non-assessable.  No member shall be liable for Fund obligations in excess of the capital contributed by the member, plus such member’s share of undistributed profits, if any.

b.              Trading Advisory Agreement

Sydling, on behalf of the Fund, has entered into an advisory agreement (the “Trading Advisory Agreement”) with the Advisor, a registered commodity trading advisor.  The Advisor is not affiliated with Sydling or UBS Securities LLC, the Master Fund’s commodity broker, or its affiliates and is not responsible for the organization or operation of the Fund.  The Trading Advisory Agreement provides that the Advisor has sole discretion in determining the investment of the assets of the Fund.  During the years ended December 31, 2016, 2015 and 2014, the Fund paid the Advisor a monthly advisory fee equal to 1/12 of 1.5% (1.5% per year) of month-end members’ capital of the Fund.  Month-end members’ capital, for the purpose of calculating advisory fees are members’ capital, as defined in the Limited Liability Company Agreement, prior to the reduction of the current month’s incentive allocation accrual, the monthly advisory fee, Sydling’s administration fee and any redemptions or distributions as of the end of such month.  The Trading Advisory Agreement may be terminated upon notice by either party.  For the years ended December 31, 2016, 2015 and 2014, the Fund incurred advisory fees of $2,937,633, $2,297,061 and $1,164,404, respectively of which $239,244 and $216,002 remained payable and is reflected on the Statements of Financial Condition as of December 31, 2016 and 2015, respectively.

In addition, the Advisor receives a quarterly incentive fee equal to 20% of New Trading Profits, as defined in the Trading Advisory Agreement, earned on behalf of the Fund during each calendar quarter and are issued as special member units.  The amounts of $410,292, $2,112,137 and $4,172,680 represent the incentive fees earned on new trading profits earned for the years ended December 31, 2016, 2015 and 2014, respectively.

In allocating substantially all of the assets of the Fund to the Master Fund, Sydling considered the Advisor’s past performance, trading style, volatility of markets traded and fee requirements.  Sydling may modify or terminate the allocation of assets to the Advisor at any time.

Cavendish Futures Fund LLC

Notes to Financial Statements (continued)

December 31, 2016, 2015 and 2014

(Expressed in U.S. Dollars)

4.                                      Related Party Transactions and Other Agreements (continued)

c.               Administration Agreement

Sydling, on behalf of the Fund, has entered into an administration agreement with the Administrator.  The Administrator will assist Sydling in performing certain day-to-day tasks on behalf of the Fund, including but not limited to, calculating daily or periodic portfolio valuations, reconciling cash and portfolio positions, providing portfolio reporting, maintaining books and records and calculating all fund fees.  Sydling will pay a portion of the administrative fee it receives from the Fund to the Administrator in full satisfaction of fees owed to the Administrator.

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

Cavendish Futures Fund LLC

Notes to Financial Statements (continued)

December 31, 2016, 2015 and 2014

(Expressed in U.S. Dollars)

7.                                      Subsequent Events

Management has evaluated the impact of all subsequent events on the Fund through March 22, 2017, the date these financial statements were available to be issued.  Subsequent to year end additional subscriptions were received from the non-managing members totaling $7,371,478.  Subsequent to year end redemptions were paid to the non-managing members totaling $4,448,893.  Management has determined that there were no additional subsequent events requiring recognition or disclosure in the financial statements.

SYDLING WNT MASTER FUND LLC

Financial Statements
with Report of Independent Registered Public Accounting Firm

For the years ended December 31, 2016 and 2015

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

For the years ended December 31, 2016 and 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Member of

Sydling WNT Master Fund LLC

We have audited the accompanying statements of financial condition of Sydling WNT Master Fund LLC (the “Fund”), including the condensed schedules of investments, as of December 31, 2016 and 2015, and the related statements of operations, changes in member’s capital and financial highlights for the each of the three years in the period ended December 31, 2016. These financial statements and financial highlights are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. We were not engaged to perform an audit of the Fund’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial highlights, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Sydling WNT Master Fund LLC at December 31, 2016 and 2015, the results of its operations, the changes in its member’s capital and the financial highlights for each of the three years ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

New York, New York
March 20, 2017

Sydling WNT Master Fund LLC

Statements of Financial Condition

December 31, 2016 and 2015

(Expressed in U.S. Dollars)

	2016	2015
ASSETS

Cash (including restricted cash of $23,311,302 and $20,104,777, respectively)	$190,271,646	$171,893,278
Net unrealized appreciation on open futures contracts	1,674,971	1,415,707
Interest receivable	118,169	25,725
Total Assets	$192,064,786	$173,334,710

LIABILITIES AND MEMBER’S CAPITAL

Redemptions payable	$1,833,912	$1,294,370
Accrued expenses:
Selling agent fees	560,050	—
Brokerage commissions	—	505,493
Professional fees and other expenses	47,816	22,896
Total Liabilities	2,441,778	1,822,759

Member’s Capital	189,623,008	171,511,951
Total Liabilities and Member’s Capital	$192,064,786	$173,334,710

The accompanying notes are an integral part of these financial statements.

Sydling WNT Master Fund LLC

Condensed Schedules of Investments

December 31, 2016

(Expressed in U.S. Dollars)

			Percent of
Number of			Member’s
Contracts		Fair Value	Capital
	FUTURES CONTRACTS OWNED
18	CURRENCIES	$75	0.00%
170	ENERGY	185,114	0.10%
1,237	FINANCIALS	291,766	0.15%
286	GRAINS	(398,259)	(0.21)%
2,590	INDEX	1,127,694	0.59%
1	INDUSTRIALS	616	0.00%
50	MATERIALS	50,650	0.03%
85	MEATS	82,065	0.04%
180	METALS	(975,168)	(0.51)%
	TOTAL FUTURES CONTRACTS OWNED	364,553	0.19%

	FUTURES CONTRACTS SOLD
(929)	CURRENCIES	(292,988)	(0.15)%
(68)	ENERGY	(136,329)	(0.07)%
(2,446)	FINANCIALS	286,984	0.15%
(801)	GRAINS	1,016,819	0.54%
(89)	INDEX	(15,362)	(0.01)%
(8)	MEATS	(28,220)	(0.01)%
(271)	METALS	479,514	0.24%
	TOTAL FUTURES CONTRACTS SOLD	1,310,418	0.69%
	TOTAL FUTURES CONTRACTS	1,674,971	0.88%
	OTHER ASSETS IN EXCESS OF OTHER LIABILITIES	187,948,037	99.12%
	TOTAL MEMBER’S CAPITAL	$189,623,008	100.00%

Percentages shown represent a percentage of member’s capital as of December 31, 2016.

The accompanying notes are an integral part of these financial statements.

Sydling WNT Master Fund LLC

Condensed Schedules of Investments

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

Sydling WNT Master Fund LLC

Statements of Operations

For the years ended December 31, 2016, 2015 and 2014

(Expressed in U.S. Dollars)

	2016	2015	2014
INVESTMENT INCOME

Interest income	$473,865	$42,256	$19,485
Total Investment Income	473,865	42,256	19,485

EXPENSES

Brokerage, clearing and transaction fees	3,588,227	5,527,858	2,801,413
Selling agent fees	3,464,734	—	—
Professional fees	98,500	22,017	90,013
Total Expenses	7,151,461	5,549,875	2,891,426
Net Investment (Loss)	(6,677,596)	(5,507,619)	(2,871,941)

NET REALIZED AND UNREALIZED GAIN/(LOSS) FROM DERIVATIVE INSTRUMENTS

Net realized gain/(loss) on futures and foreign currency	(2,774,585)	13,310,782	20,608,567
Net change in unrealized appreciation/(depreciation) on futures and foreign currency	259,264	(3,575,855)	2,894,622
Net Realized and Change in Unrealized Gain/(Loss) from Derivative Instruments	(2,515,321)	9,734,927	23,503,189
Net Income (Loss)	$(9,192,917)	$4,227,308	$20,631,248

The accompanying notes are an integral part of these financial statements.

Sydling WNT Master Fund LLC

Statements of Changes in Member’s Capital

For the years ended December 31, 2016, 2015 and 2014

(Expressed in U.S. Dollars)

	2016	2015	2014
INCREASE (DECREASE) IN MEMBER’S CAPITAL FROM OPERATIONS
Net investment income/(loss)	$(6,677,596)	$(5,507,619)	$(2,871,941)
Net realized gain/(loss) on futures and foreign currency	(2,774,585)	13,310,782	20,608,567
Net change in unrealized appreciation/(depreciation) on futures and foreign currency	259,264	(3,575,855)	2,894,622
Net Income (Loss)	(9,192,917)	4,227,308	20,631,248

INCREASE (DECREASE) IN MEMBER’S CAPITAL FROM CAPITAL TRANSACTIONS
Subscriptions	52,547,971	72,817,016	46,124,770
Redemptions	(25,243,997)	(11,141,097)	(8,181,071)
Net Increase (Decrease) in Member’s Capital Derived from Capital Transactions	27,303,974	61,675,919	37,943,699
Net Increase (Decrease) in Member’s Capital	18,111,057	65,903,227	58,574,947
Member’s Capital at Beginning of Year	171,511,951	105,608,724	47,033,777
Member’s Capital at End of Year	$189,623,008	$171,511,951	$105,608,724

The accompanying notes are an integral part of these financial statements.

Sydling WNT Master Fund LLC

Financial Highlights

For the years ended December 31, 2016, 2015 and 2014

(Expressed in U.S. Dollars)

The following represents the ratios to average member’s capital and other supplemental information for the years indicated:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Ratio/Supplemental Data:
Ratio of net investment income/(loss) to average member’s capital (a)	(3.48)%	(3.70)%	(3.85)%
Ratio of total expenses to average member’s capital (a)	3.72%	3.73%	3.87%
Total return (b)	(3.94)%	3.63%	25.73%
Member’s capital at end of year	$189,623,008	$171,511,951	$105,608,724

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

December 31, 2016, 2015 and 2014

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

The member of the Master Fund appointed Sydling as the member designee (the “Member Designee”) to manage the business and affairs of the Master Fund and to act as the Master Fund’s commodity pool operator.  Sydling is registered as a commodity pool operator and a commodity trading advisor and is a member of the National Futures Association (“NFA”) effective August 10, 2011.  Sydling, a wholly owned subsidiary of UBS Alternatives LLC, was formed on August 4, 2011.  UBS Alternatives LLC is a wholly owned subsidiary of UBS Americas Inc.  In 2015, UBS AG (“UBS”) transferred its ownership interest in UBS Americas Inc. to UBS Americas Holdings LLC, a wholly owned subsidiary of UBS which is a wholly owned subsidiary of UBS Group AG.  UBS Group AG was established as the holding company of UBS in response to evolving regulatory requirements.

The term of the Master Fund shall end upon the first to occur of the following: (i) December 31, 2037; (ii) the vote to dissolve the Fund by members owning more than 50% of the units of limited liability company interest of the Fund; (iii) the withdrawal, removal, bankruptcy or dissolution of the Member Designee; (iv) a decline in net asset value to less than $400 per unit, as such amount may be adjusted for any splits or combinations of units, as of the end of any trading day; or (v) the occurrence of any event which shall make it unlawful for the existence of the Master Fund to be continued.  In addition, the Member Designee may, in its sole discretion, cause the Master Fund to dissolve if the Master Fund’s aggregate net assets decline to less than $1,000,000.

The Master Fund’s investor consists exclusively of Cavendish Futures Fund LLC (the “Feeder”).  The Feeder invests substantially all of its assets in the Master Fund.

Winton Capital Management Limited (the “Advisor” or “WNT”) serves as the trading advisor to the Master Fund and the Feeder.

BNY Mellon Investment Servicing (US) Inc. serves as administrator (the “Administrator”) of the Master Fund.

UBS Securities LLC (“UBS”) is the commodity broker (the “Commodity Broker”) for the Master Fund.  UBS is also an affiliate of Sydling.

Sydling WNT Master Fund LLC

Notes to Financial Statements (continued)

December 31, 2016, 2015 and 2014

(Expressed in U.S. Dollars)

2.                                      Accounting Developments

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements — Going Concern (Subtopic ASC 205-40) (“ASU No. 2014-15”).  ASU 2014-15 requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued or within one year after the date that the financial statements are available to be issued, when applicable.  ASU 2014-15 is effective for fiscal periods ending after December 15, 2016.  Management has evaluated relevant conditions and events, which are known and reasonably knowable, and has determined that there are no conditions and events that raise substantial doubt about the Funds’ ability to continue as a going concern.

3.                                      Significant Accounting Policies

a.              Basis of Presentation

The Master Fund has determined its status as an investment company and as such, follows the accounting and reporting requirements of ASC 946, Financial Services — Investment Companies.

b.              Use of Estimates

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

c.               Statement of Cash Flows

The Master Fund is not required to provide a Statement of Cash Flows in accordance with Accounting Standard Codification (“ASC”) 230, Statement of Cash Flows.

d.              Fair Value Measurements

FASB Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements” (“ASC 820”), defines fair value, establishes a framework for measuring fair value, and establishes a fair value hierarchy which prioritizes the inputs to valuation techniques.  Fair value is the price that would be

Sydling WNT Master Fund LLC

Notes to Financial Statements (continued)

December 31, 2016, 2015 and 2014

(Expressed in U.S. Dollars)

3.                                      Significant Accounting Policies (continued)

d.              Fair Value Measurements (continued)

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

The Master Fund recognizes transfers into and out of the levels indicated above at the end of the reporting period.  During the years ended December 31, 2016, 2015 and 2014, there were no transfers amongst Levels 1, 2 and 3 of the valuation hierarchy.

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

Sydling WNT Master Fund LLC

Notes to Financial Statements (continued)

December 31, 2016, 2015 and 2014

(Expressed in U.S. Dollars)

3.                                      Significant Accounting Policies (continued)

d.              Fair Value Measurements (continued)

For assets and liabilities measured at fair value on a recurring basis during the year, the Master Fund provides quantitative disclosures about the fair value measurements separately for each class of assets and liabilities, as well as a reconciliation of beginning and ending balances of Level 3 assets and liabilities broken down by class.

The Master Fund considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1).  The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) and for those contracts that are priced using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).  As of and for the years ended December 31, 2016, 2015 and 2014, the Master Fund did not hold any derivative instruments for which market quotations are not readily available and which are priced by broker-dealers who derive fair values for these assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).  The gross presentation of the fair value of the Master Fund’s derivatives by instrument type is shown in Note 5, “Trading Activities”.

At December 31, 2016 and 2015, financial instruments recorded at fair value, consisted of the following:

ASSET TABLE

Description	Total Fair Value at December 31, 2016	Level 1	Level 2	Level 3
Futures Contracts	$5,064,016	$5,064,016	$—	$—
Total Assets	$5,064,016	$5,064,016	$—	$—

LIABILITIES TABLE

Description	Total Fair Value at December 31, 2016	Level 1	Level 2	Level 3
Futures Contracts	$3,389,045	$3,389,045	$—	$—
Total Liabilities	$3,389,045	$3,389,045	$—	$—

Net Assets and Liabilities	$1,674,971	$1,674,971	$—	$—

Sydling WNT Master Fund LLC

Notes to Financial Statements (continued)

December 31, 2016, 2015 and 2014

(Expressed in U.S. Dollars)

3.                                      Significant Accounting Policies (continued)

d.              Fair Value Measurements (continued)

ASSET TABLE

Description	Total Fair Value at December 31, 2015	Level 1	Level 2	Level 3
Futures Contracts	$4,787,187	$4,787,187	$—	$—
Total Assets	$4,787,187	$4,787,187	$—	$—

LIABILITIES TABLE

Description	Total Fair Value at December 31, 2015	Level 1	Level 2	Level 3
Futures Contracts	$3,371,480	$3,371,480	$—	$—
Total Liabilities	$3,371,480	$3,371,480	$—	$—

Net Assets and Liabilities	$1,415,707	$1,415,707	$—	$—

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

Sydling WNT Master Fund LLC

Notes to Financial Statements (continued)

December 31, 2016, 2015 and 2014

(Expressed in U.S. Dollars)

3.                                      Significant Accounting Policies (continued)

d.              Fair Value Measurements (continued)

The fair value of the Master Fund’s assets and liabilities which qualify as financial instruments approximates the carrying amounts presented in the Statements of Financial Condition.

e.               Redemptions Payable

Pursuant to ASC Topic 480, Distinguishing Liabilities from Equity, capital withdrawals effective December 31, 2016 and 2015 have been reflected as redemptions payable in the Statements of Financial Condition.

f.                Cash

Cash represents cash held on deposit and in segregated accounts with UBS.  The Master Fund considers all cash and short term deposits with original maturity of three months or less to be cash or cash equivalents.  There are no cash equivalents held as at December 31, 2016 and 2015.  Cash includes the initial cash margin of $23,311,302 and $20,104,777 held by UBS against open derivative positions at December 31, 2016 and 2015, respectively.  Cash includes foreign cash balances equal to $5,152,078 (cost $5,342,151) and $4,747,092 (cost $4,769,337) at December 31, 2016 and 2015, respectively.

g.              Foreign Currency Transactions

The Master Fund does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in the market prices of securities held or derivatives traded.  Such fluctuations are included within the net realized and unrealized gain or loss on futures and foreign currency.

h.              Income and Expenses Recognition

All of the income and expenses and realized and unrealized gains and losses on trading of commodity interests are determined on each valuation day, the close of business on the last day of each month, and allocated to the Feeder at the time of such determination.

Sydling WNT Master Fund LLC

Notes to Financial Statements (continued)

December 31, 2016, 2015 and 2014

(Expressed in U.S. Dollars)

3.                                      Significant Accounting Policies (continued)

i.                 Master Fund Expenses

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

j.                 Member’s Capital Value

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

k.              Income Taxes

The Master Fund is classified as a partnership for U.S. federal income tax purposes and will not pay U.S. federal income tax.  As a result, no income tax liability or expense has been recorded in the financial statements.  Each member will be subject to taxation on its share of the Master Fund’s ordinary income, capital gains and losses.

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

Tax positions with respect to tax at the Master Fund level not deemed to meet the “more-likely-than not” threshold would be recorded as a tax benefit or expense in the current year.  Management has analyzed the Master Fund’s tax positions for the open tax period and has concluded that no provision is required in the Master Fund’s financial statements.  The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Statements of Operations.  For the years ended December 31, 2016, 2015 and 2014, the Master Fund did not incur any interest or penalties.

Sydling WNT Master Fund LLC

Notes to Financial Statements (continued)

December 31, 2016, 2015 and 2014

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

c.               Customer Agreement

For the period ended June 30, 2016, with respect to transactions in the Master Fund that are allocable to the Feeder, the Feeder paid UBS a monthly brokerage fee equal to 3.5% per year of adjusted member’s capital (the “Broker Fee”) allocated pro rata from the Master Fund.

During the second and third quarter of 2016, the Feeder and the Master Fund amended and restated certain agreements.  The purpose of the amendments was to implement and reflect an expense neutral change in the fees paid to certain service providers to the Feeder and the Master Fund.  As of July 1, 2016, the Master Fund (and indirectly the Feeder) ceased paying the Broker Fee to the Commodity Broker.  In lieu of the Broker Fee, the Feeder will pay (or cause the Master Fund to pay on its behalf) an ongoing selling agent fee to UBS Financial Services Inc. (the “Selling Agent”) at 3.5% per year of adjusted month-end member’s capital.

In addition, the Feeder will pay or reimburse the Commodity Broker its allocable share of all actual transaction fees (including floor brokerage, exchange, clearing, give-up, user and NFA fees) estimated at approximately 0.10% of member’s capital per year.

Sydling WNT Master Fund LLC

Notes to Financial Statements (continued)

December 31, 2016, 2015 and 2014

(Expressed in U.S. Dollars)

4.                                      Related Party Transactions and Other Agreements (continued)

c.               Customer Agreement (continued)

For the years ended December 31, 2016, 2015 and 2014, the Master Fund incurred brokerage commissions and trading fees of $3,588,227, $5,527,858 and $2,801,413, respectively, of which the brokerage commissions of $505,493 remained payable and is reflected on the Statements of Financial Condition as of December 31, 2015.  For the year ended December 31, 2016, the Master Fund incurred selling agent fees of $3,464,734 of which $560,050 remained payable as of December 31, 2016.

5.                                      Trading Activities

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

All of the commodity interests owned by the Master Fund are held for trading purposes.  The average number of futures contracts traded for the years ended December 31, 2016 and 2015, based on a monthly calculation, was 5,859 and 5,952, respectively.

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

Sydling WNT Master Fund LLC

Notes to Financial Statements (continued)

December 31, 2016, 2015 and 2014

(Expressed in U.S. Dollars)

5.                                      Trading Activities (continued)

The following table indicated the gross fair values of derivative instruments of futures contracts as separate assets and liabilities as of December 31, 2016 and 2015.

	December 31, 2016	December 31, 2015
ASSETS
Futures Contracts
Currencies	$202,384	$966,615
Energy	185,114	834,260
Financials	781,990	695,436
Grains	1,073,984	636,305
Index	2,068,125	571,447
Industrials	616	3,058
Materials	50,650	3,430
Meats	85,540	—
Metals	615,613	1,076,636
Total unrealized appreciation on open futures contracts	$5,064,016	$4,787,187

LIABILITIES
Futures Contracts
Currencies	$(495,296)	$(93,490)
Energy	(136,329)	(483,932)
Financials	(203,240)	(1,899,644)
Grains	(455,424)	(105,142)
Index	(955,793)	(458,400)
Meats	(31,695)	(189,460)
Metals	(1,111,268)	(141,412)
Total unrealized depreciation on open futures contracts	$(3,389,045)	$(3,371,480)

Net unrealized appreciation on open futures contracts*	$1,674,971	$1,415,707

* These amounts are shown in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

Sydling WNT Master Fund LLC

Notes to Financial Statements (continued)

December 31, 2016, 2015 and 2014

(Expressed in U.S. Dollars)

5.                                      Trading Activities (continued)

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the years ended December 31, 2016, 2015 and 2014.

	For the year ended	For the year ended	For the year ended
	December 31, 2016	December 31, 2015	December 31, 2014
	Gain (loss)	Gain (loss)	Gain (loss)
Sector	from trading	from trading	from trading
Currencies	$2,664,461	$1,487,446	$4,729,007
Energy	(7,069,507)	9,339,097	6,768,173
Financials	11,982,633	3,143,613	13,315,461
Grains	(1,838,139)	233,536	(2,109,878)
Index	318,890	(7,252,769)	(332,006)
Industrials	(24,200)	11,880	(3,740)
Materials	95,350	(149,880)	(82,840)
Meats	82,847	516,381	865,117
Metals	(8,727,656)	2,405,623	353,895
	$(2,515,321)**	$9,734,927 **	$23,503,189 **

** These amounts are shown in “Net Realized and Change in Unrealized Gain/(Loss) from Derivative Instruments” on the Statements of Operations.

6.                                      Financial Instruments Risks

In the normal course of business, the Master Fund, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments.  These financial instruments may include futures, forwards and options on futures whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument.  These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”).  Exchange-traded instruments are standardized and include futures and certain forward and options contracts.  OTC contracts are negotiated between contracting parties and include certain swaps, forwards and options contracts.  Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted.  The purchaser of an option

Sydling WNT Master Fund LLC

Notes to Financial Statements (continued)

December 31, 2016, 2015 and 2014

(Expressed in U.S. Dollars)

6.                                      Financial Instruments Risks (continued)

may lose the entire premium paid for the option.  The writer, or seller, of an option has unlimited risk.  Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk.  In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.  For the years ended December 31, 2016 and 2015, the Master Fund traded futures contracts only.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract.  The Master Fund’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments.  The Master Fund has credit risk and concentration risk because the sole counterparty or broker with respect to the Master Fund’s assets is UBS.  Credit risk with respect to exchange-traded instruments is reduced to the extent that through UBS, the Master Fund’s counterparty is an exchange or clearing organization.  There is no collateral posted by UBS and as such, in the event of default by UBS, the Master Fund is exposed to the amount shown in the Statements of Financial Condition.  Futures contracts are conducted through regulated exchanges which have margin requirements, and are settled in cash on a daily basis, thereby minimizing credit risk.

7.                                      Subsequent Events

Management has evaluated the impact of all subsequent events on the Master Fund through March 22, 2017, the date these financial statements were available to be issued.  Subsequent to year end additional subscriptions were received from the Fund totaling $7,371,478.  Subsequent to year end redemptions were paid to the Fund totaling $5,134,185.  Management has determined that there were no additional subsequent events requiring recognition or disclosure in the financial statements.

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

The Member Designee’s President and CFO have evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2016 and, based on that evaluation, the President and CFO have concluded that at that date the Fund’s disclosure controls and procedures were effective.

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

There were no changes in the Fund’s internal control over financial reporting during the fiscal quarter ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Item 11. Executive Compensation.

The Fund has no directors or officers. Its affairs are managed by the Member Designee, which receives compensation for its services, as set forth under “Item 1. Business.” UBS Securities, an affiliate of the Member Designee, is the commodity broker for the Fund and receives brokerage commissions for such services, as described under “Item 1. Business.” During the years ended December 31, 2016, 2015 and 2014, UBS Securities earned $3,588,227, $5,527,858 and $2,801,413, respectively, in brokerage commissions and clearing fees from the Master Fund. The Advisor earned $2,937,633, $2,297,061 and $1,164,404 in advisory fees during 2016, 2015 and 2014, respectively. The Member Designee earned $979,211, $765,687 and $388,135 in administrative fees during 2016, 2015 and 2014, respectively. The Advisor earned an incentive fee of $410,292, $2,112,137 and $4,172,680 for the years ended December 31, 2016, 2015 and 2014, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners. As of February 28, 2017, there was one beneficial owner of more than 5% of the Redeemable Units outstanding.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Redeemable Units		Redeemable Units	%

Limited Liability	Platinum Business Investment Company	10,657.675	6.30%

(b) Security ownership of management. Under the terms of the LLC Agreement, the Fund’s affairs are managed by the Member Designee. The following table indicates securities owned by management as of December 31, 2016:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Member Designee unit equivalents	Member Designee	25.000	0.01%

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

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees. The aggregate fees billed and accrued for each of the last two fiscal years for professional services rendered by Ernst & Young LLP (“EY”) in the years ended December 31, 2016 and 2015 for the audit of the Fund’s annual financial statements, review of financial statements included in the Fund’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2016	$36,656
2015	$36,656

(2) Audit-Related Fees. None

(3) Tax Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by EY for tax compliance and tax advice given in the preparation of the Fund’s Schedule K1s, the preparation of the Fund’s Form 1065 and preparation of State Tax Returns were:

2016	$60,000
2015	$60,000

(4) All Other Fees. None.

(5) Not Applicable.

(6) Not Applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)	Financial Statements:

Statements of Financial Condition at December 31, 2016 and 2015

Statements of Operations for the years ended December 31, 2016, 2015 and 2014

Statements of Changes in Members’ Capital for the years ended December 31, 2016, 2015 and 2014

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

(b)

Second Amended and Restated Selling Agent Agreement between the Fund and UBS Financial Services (filed as Exhibit 10.2(b) to the Form 10-Q filed on November 14, 2016 and incorporated herein by reference).

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

(a)	Letter from Sydling extending the Trading Advisory Agreement for 2015, dated June 29, 2014 (filed as Exhibit 10.4(a) to the Form 10-Q filed on August 14, 2014 and incorporated herein by reference).

(b)	Letter from Sydling extending the Trading Advisory Agreement for 2016, dated June 26, 2015 (filed as Exhibit 10.4(b) to the Form 10-Q filed on August 14, 2015 and incorporated herein by reference).

(c)	Letter from Sydling extending the Trading Advisory Agreement for 2017, dated June 16, 2016 (filed as Exhibit 10.4(c) to the Form 10-Q filed on November 14, 2016 and incorporated herein by reference).

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
Date: March 30, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/Jerry Pascucci	/s/ Daryl Dewbrey	/s/ James Pellicane
Jerry Pascucci	Daryl Dewbrey	James Pellicane
President and Director	Director	Director
Sydling Futures Management LLC	Sydling Futures Management LLC	Sydling Futures Management LLC
Date: March 30, 2017	Date: March 30, 2017	Date: March 30, 2017

/s/ Jennifer Magro	/s/ William Frey
Jennifer Magro	William Frey
Chief Financial Officer	Director
Sydling Futures Management LLC	Sydling Futures Management LLC
Date: March 30, 2017	Date: March 30, 2017

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

Annual Report to Members

No proxy material has been sent to Members.