Form 10-Q
period 2017-03-31
Cavendish Futures Fund LLC
filed 2017-05-12
CIK 1562622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of the chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ Emerging Growth company☐	Smaller reporting company☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒

As of April 30, 2017, 170,477.902 Limited Liability Company Redeemable Units were outstanding.

CAVENDISH FUTURES FUND LLC

Form 10-Q

Index

			Page
			Number

PART I — Financial Information:
	Item 1.	Financial Statements:

		Statements of Financial Condition at March 31, 2017 (unaudited) and December 31, 2016	3

		Statements of Operations and Changes in Members’ Capital for the three months ended March 31, 2017 and 2016 (unaudited)	4

		Notes to Financial Statements, including the Financial Statements of Sydling WNT Master Fund LLC (unaudited)	5 — 18

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19 — 21

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22 — 23

	Item 4.	Controls and Procedures	24

PART II — Other Information			25 — 27

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

Exhibit 101.CAL — XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.LAB — XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE — XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit 101.DEF — XBRL Taxonomy Extension Definition Document.

PART I

Item 1.  Financial Statements

Cavendish Futures Fund LLC

Statements of Financial Condition

	(Unaudited)
	March 31, 2017	December 31, 2016
ASSETS

Investment in Sydling WNT Master Fund LLC, at fair value	$191,030,311	$189,623,008
Cash	2,934,548	1,863,996
Receivable from Sydling WNT Master Fund LLC	1,811,900	1,833,912
Total Assets	$195,776,759	$193,320,916

LIABILITIES

Subscriptions received in advance	$2,845,600	$1,826,000
Redemptions payable	1,464,964	1,453,446
Accrued expenses:
Advisory fees	241,021	239,244
Administrative fees	80,340	79,748
Professional fees and other expenses	114,523	99,470
Total Liabilities	4,746,448	3,697,908

MEMBERS’ CAPITAL

Member Designee (25.000 Redeemable Units)	28,159	28,175
Non-managing members (169,572.610 and 168,227.490 Redeemable Units)	191,002,152	189,594,833

Total Members’ Capital	191,030,311	189,623,008
Total Liabilities and Members’ Capital	$195,776,759	$193,320,916
Members’ Capital per Redeemable Unit (based on 169,597.610 and 168,252.490 Redeemable Units)	$1,126.37	$1,127.01

See accompanying notes to financial statements and attached financial statements of Sydling WNT Master Fund LLC.

Cavendish Futures Fund LLC

Statements of Operations and Changes in Members’ Capital

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016

INVESTMENT INCOME

Interest allocated from Sydling WNT Master Fund LLC	$266,316	$106,768

EXPENSES

Expenses allocated from Sydling WNT Master Fund LLC	1,753,098	1,754,952
Incentive fees	—	—
Advisory fees	719,228	719,949
Administrative fees	239,743	239,983
Professional fees and other expenses	73,256	48,525
Total Expenses	2,785,325	2,763,409

NET INVESTMENT (LOSS)	(2,519,009)	(2,656,641)

TRADING RESULTS

Net realized gain/(loss) allocated from Sydling WNT Master Fund LLC	4,873,828	6,730,869
Net change in unrealized appreciation/(depreciation) allocated from Sydling WNT Master Fund LLC	(2,405,136)	(1,181,333)
Total Trading Results	2,468,692	5,549,536

Net income/(loss)	(50,317)	2,892,895

Subscriptions — 6,606.053 units of non-managing member interest	7,371,478	21,907,653
Redemptions — 5,260.933 units of non-managing member interest	(5,913,858)	(8,267,510)

Net increase in Members’ Capital	1,407,303	16,533,038

Members’ Capital, beginning of period	$189,623,008	$171,511,951

Members’ Capital, end of period	$191,030,311	$188,044,989

Net income/(loss) per Redeemable Unit*	$(0.64)	$24.73

Weighted average Redeemable Units outstanding	169,077.406	147,888.071

See accompanying notes to financial statements and attached financial statements of Sydling WNT Master Fund LLC.

* Represents the changes in Members’ Capital per unit

Cavendish Futures Fund LLC

Notes to Financial Statements

March 31, 2017

(Unaudited)

1.  General

Cavendish Futures Fund LLC (the “Fund”) is a Delaware limited liability company formed on August 7, 2012.  Trading operations of the Fund commenced on February 19, 2013.  The Fund’s investment objective is to achieve capital appreciation through speculative trading in U.S. and international futures, options on futures and forward markets.  The Fund may also engage in swap and other derivative transactions upon approval of Sydling Futures Management LLC (“Sydling”).  The Fund privately and continuously offers redeemable units of limited liability company interest in the Fund (“Redeemable Units”) to qualified investors and subscriptions are generally accepted monthly.  There is no maximum number of Redeemable Units that may be sold by the Fund.  The Fund invests substantially all of its assets in the Sydling WNT Master Fund LLC (“Master Fund”), also a Delaware limited liability company, which has the same investment objective as the Fund.  The Master Fund’s Statements of Financial Condition, including Condensed Schedules of Investments and Statements of Operations and Changes in Members’ Capital are included herein.  The percentage of the Master Fund’s capital owned by the Fund at March 31, 2017 and December 31, 2016 was 100%.  The performance of the Fund is directly affected by the performance of the Master Fund.

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

The accompanying financial statements and notes are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read in conjunction with the financial statements and notes included in the Fund’s Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (the “SEC”).

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

The Master Fund’s Statements of Financial Condition and Condensed Schedules of Investments as of March 31, 2017 and December 31, 2016 and Statements of Operations and Changes in Members’ Capital for the three months ended March 31, 2017 and 2016 are presented below:

Sydling WNT Master Fund LLC

Statements of Financial Condition

	(Unaudited)
	March 31, 2017	December 31, 2016
ASSETS

Cash (including restricted cash of $22,757,476 and $23,311,302, respectively)	$193,815,482	$190,271,646
Net unrealized appreciation on open futures contracts	—	1,674,971
Interest receivable	382,938	118,169
Total Assets	$194,198,420	$192,064,786

LIABILITIES AND MEMBER’S CAPITAL

Net unrealized depreciation on open futures contracts	$730,165	$—
Redemptions payable	1,811,900	1,833,912
Accrued expenses:
Selling agent fees	564,102	560,050
Professional fees and other expenses	61,942	47,816
Total Liabilities	3,168,109	2,441,778

MEMBER’S CAPITAL

Member’s Capital	191,030,311	189,623,008
Total Liabilities and Member’s Capital	$194,198,420	$192,064,786

Sydling WNT Master Fund LLC

Condensed Schedule of Investments

March 31, 2017

(Unaudited)

			Percent of
Number of			Member’s
Contracts		Fair Value	Capital
	FUTURES CONTRACTS OWNED
421	CURRENCIES	$266,191	0.14%
100	ENERGY	6,087	0.00%
1,601	FINANCIALS	28,045	0.02%
45	GRAINS	(134,207)	(0.07)%
3,057	INDEX	816,715	0.43%
3	INDUSTRIALS	4,092	0.00%
52	MATERIALS	56,750	0.03%
122	MEATS	41,275	0.02%
195	METALS	33,637	0.02%
	TOTAL FUTURES CONTRACTS OWNED	1,118,585	0.59%

	FUTURES CONTRACTS SOLD
(793)	CURRENCIES	(991,285)	(0.52)%
(119)	ENERGY	(206,317)	(0.11)%
(3,031)	FINANCIALS	(877,973)	(0.46)%
(838)	GRAINS	612,094	0.32%
(336)	INDEX	(306,715)	(0.16)%
(90)	METALS	(78,554)	(0.04)%
	TOTAL FUTURES CONTRACTS SOLD	(1,848,750)	(0.97)%
	TOTAL FUTURES CONTRACTS	(730,165)	(0.38)%
	OTHER ASSETS IN EXCESS OF OTHER LIABILITIES	191,760,476	100.38%
	TOTAL MEMBER’S CAPITAL	$191,030,311	100.00%

Percentages shown represent a percentage of member’s capital as of March 31, 2017.

Sydling WNT Master Fund LLC

Condensed Schedule of Investments

December 31, 2016

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

Sydling WNT Master Fund LLC

Statements of Operations and Changes in Member’s Capital

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016

INVESTMENT INCOME

Interest income	$266,316	$106,768

EXPENSES

Brokerage, clearing and transaction fees (Note 1)	45,150	1,730,327
Selling agent fees	1,683,323	—
Professional fees	24,625	24,625
Total Expenses	1,753,098	1,754,952

NET INVESTMENT (LOSS)	(1,486,782)	(1,648,184)

NET REALIZED AND UNREALIZED GAIN/(LOSS) FROM DERIVATIVE INSTRUMENTS

Net realized gain/(loss) on futures and foreign currency	4,873,828	6,730,869
Net change in unrealized appreciation/(depreciation) on futures and foreign currency	(2,405,136)	(1,181,333)
Net Realized and Change in Unrealized Gain/(Loss) from Derivative Instruments	2,468,692	5,549,536

Net income/(loss)	981,910	3,901,352

INCREASE/(DECREASE) IN MEMBER’S CAPITAL FROM CAPITAL TRANSACTIONS

Subscriptions	7,371,478	21,907,653
Redemptions	(6,946,085)	(9,275,967)

Net Increase in Member’s Capital Derived from Capital Transactions	425,393	12,631,686
Net Increase in Member’s Capital	1,407,303	16,533,038
Member’s Capital, Beginning of Period	189,623,008	171,511,951
Member’s Capital, End of Period	$191,030,311	$188,044,989

2.              Financial Highlights

Changes in the net asset value per Redeemable Unit for the three months ended March 31, 2017 and 2016 are as follows:

Financial Highlights of the Fund:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Per share operating performance: (a)
Members’ capital per Redeemable Unit, beginning of period	$1,127.01	$1,202.19
Income/(loss) from investment operations:
Net investment (loss) including incentive fee	(14.73)	(18.53)
Net realized and unrealized gain/(loss) from investment activities	14.09	43.26
Total from investment operations	(0.64)	24.73
Members’ capital per Redeemable Unit, end of period	$1,126.37	$1,226.92

Ratio/Supplemental Data: (b)
Ratio of net investment (loss) to average Members’ capital	(5.32)%	(5.78)%
Ratio of total expenses to average Members’ capital	5.88%	6.01%
Ratio of incentive fee to average Members’ capital	—%	—%
Ratio of total expenses and incentive fee to average Members’ capital	5.88%	6.01%

Total return before incentive fee (c)	(0.06)%	2.06%
Incentive fee	—%	—%
Total return after incentive fee	(0.06)%	2.06%

Members’ capital at end of period	$191,030,311	$188,044,989

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

(b)         The ratios to average Members’ capital are annualized.  The average Members’ capital used in the above ratios is an average of each month-end Members’ capital during the period.

(c)          Total return assumes a purchase of an interest in the Fund at the beginning of the period and a sale of the interest on the last day of the period noted.

Financial Highlights of the Master Fund:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016

Ratio/Supplemental Data: (a)
Ratio of net investment loss to average member’s capital	(3.14)%	(3.57)%
Ratio of total expenses to average member’s capital	3.70%	3.80%
Total return (b)	0.48%	2.67%
Member’s capital at end of period	$191,030,311	$188,044,989

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

(b)         Total return assumes a purchase of the Master Fund at the beginning of the period and a sale of the interest on the last day of the period noted.

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

All of the commodity interests owned by the Master Fund are held for trading purposes.  The average number of futures contracts traded for the three months ended March 31, 2017 and 2016, based on a monthly calculation, was 6,561 and 6,461, respectively.

The following tables indicate the gross fair values of derivative instruments of the Master Fund’s futures contracts as separate assets and liabilities as of March 31, 2017 and December 31, 2016.

	March 31, 2017	December 31, 2016
ASSETS
Futures Contracts
Currencies	$266,435	$202,384
Energy	56,053	185,114
Financials	135,483	781,990
Grains	683,426	1,073,984
Index	2,002,232	2,068,125
Industrials	4,092	616
Materials	56,750	50,650
Meats	62,903	85,540
Metals	302,222	615,613
Total unrealized appreciation on open futures contracts	$3,569,596	$5,064,016

LIABILITIES
Futures Contracts
Currencies	$(991,529)	$(495,296)
Energy	(256,282)	(136,329)
Financials	(985,411)	(203,240)
Grains	(205,540)	(455,424)
Index	(1,492,232)	(955,793)
Meats	(21,628)	(31,695)
Metals	(347,139)	(1,111,268)
Total unrealized depreciation on open futures contracts	$(4,299,761)	$(3,389,045)

Net unrealized appreciation (depreciation) on open futures contracts*	$(730,165)	$1,674,971

* These amounts are presented as Net unrealized appreciation  or (depreciation) on open futures contracts  on the Master Fund’s Statements of Financial Condition.

The following table indicates the trading gains and losses, by market sector, on the Master Fund’s derivative instruments for the three months ended March 31, 2017 and 2016.

	Three months ended March 31, 2017	Three months ended March 31, 2016
Sector	Gain/(loss) from trading	Gain/(loss) from trading
Currencies	$(2,842,009)	$(2,137,265)
Energy	(1,943,280)	1,793,721
Financials	(1,832,372)	13,111,622
Grains	(670,464)	(27,221)
Index	11,128,695	(2,187,494)
Industrials	3,267	(17,270)
Materials	150,880	(10,655)
Meats	156,255	139,267
Metals	(1,682,280)	(5,115,169)
	$2,468,692 **	$5,549,536 **

** These amounts are presented as “Net Realized and Change in Unrealized Gain/(Loss) from Derivative Instruments” on the Master Fund’s Statements of Operations and Changes in Members’ Capital.

The volume of activity of futures that are presented in the Master Fund’s Condensed Schedule of Investments is consistent with the average monthly activity during the periods ended March 31, 2017 and 2016.

4.              Fair Value Measurements

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

The Master Fund recognizes transfers into and out of the levels indicated above at the end of the reporting period.  During the periods ended March 31, 2017 and December 31, 2016, there were no transfers amongst Levels 1, 2 and 3 of the valuation hierarchy.

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

The Master Fund considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1).  The values of non exchange-traded forward, swap and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) and for those contracts that are priced using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). As of and for the periods ended March 31, 2017 and December 31, 2016, the Master Fund did not hold any derivative instruments for which market quotations are not readily available and which are priced by broker-dealers who derive fair values for these assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

The following is a summary of the Master Fund’s investments at fair value.  The inputs or methodology used for valuing derivative instruments are not necessarily an indication of the risk associated with investing in those derivative instruments.

ASSET TABLE (Unaudited)

Description	Total Fair Value at March 31, 2017	Level 1	Level 2	Level 3
Future Contracts	$3,569,596	$3,569,596	$—	$—
Total Assets	$3,569,596	$3,569,596	$—	$—

LIABILITIES TABLE (Unaudited)

Description	Total Fair Value at March 31, 2017	Level 1	Level 2	Level 3
Future Contracts	$4,299,761	$4,299,761	$—	$—
Total Liabilities	$4,299,761	$4,299,761	$—	$—
Net Assets and Liabilities	$(730,165)	$(730,165)	$—	$—

ASSET TABLE

Description	Total Fair Value at December 31, 2016	Level 1	Level 2	Level 3
Futures Contracts	$5,064,016	$5,064,016	$—	$—
Total Assets	$5,064,016	$5,064,016	$—	$—

LIABILITIES TABLE

Description	Total Fair Value at December 31, 2016	Level 1	Level 2	Level 3
Future Contracts	$3,389,045	$3,389,045	$—	$—
Total Liabilities	$3,389,045	$3,389,045	$—	$—
Net Assets and Liabilities	$1,674,971	$1,674,971	$—	$—

5.              Financial Instrument Risks

In the normal course of business, the Master Fund is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments.  These financial instruments may include futures, forwards and options on futures whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument.  These instruments may be traded on an exchange, a swap execution facility (“SEF”), or over-the-counter (“OTC”).  Exchange-traded instruments are standardized and include futures and certain forward and options contracts.  OTC contracts are negotiated between contracting parties and include certain forward, option and swap contracts.  Certain swap contracts may also be traded on a SEF. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted.  The purchaser of an option may lose the entire premium paid for the option.  The writer, or seller, of an option has unlimited risk.  Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk.  In general, the risks associated with OTC contracts are greater than those associated with exchange-traded or SEF traded instruments because of the greater risk of default by the counterparty to an OTC contract.  For the three months ended March 31, 2017 and 2016 the Master Fund traded futures contracts only.

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

6.              Significant Accounting Policies

The Fund’s and the Master Fund’s accounting policies are the same and are consistent with the accounting policies in the Fund’s financial statements on Form 10-K for the year ended December 31, 2016.

The Fund and the Master Fund have determined their status as investment companies and as such, follow the accounting and reporting requirements of ASC 946, Financial Services — Investment Companies.

Statement of Cash Flows. The Fund is not required to provide a Statement of Cash Flows in accordance with Accounting Standards Codification (“ASC”) 230 — Statement of Cash Flows.

Investment in Master Fund. The Fund records its investment in the Master Fund at fair value and is represented by the Fund’s proportionate interest in the capital of the Master Fund at March 31, 2017 and December 31, 2016.  Valuation of securities held by the Master Fund is discussed in the Notes to the Master Fund’s financial statements on Form 10-K for the year ended December 31, 2016.  The Fund records its pro rata share of the Master Fund’s income, expenses and realized and unrealized gains and losses.  The performance of the Fund is directly attributable to the performance of the Master Fund.  The Fund records its subscription and withdrawal of the capital account related to its investment in the Master Fund on the transaction date.   The Master Fund will adjust the capital account of the Fund.  Brokerage, clearing and transaction fees are incurred by the Master Fund and are reflected in the pro rata allocation received by the Fund from the Master Fund.

Subscriptions Received in Advance. Subscriptions received in advance represent amounts paid by the non-managing Members for a percentage ownership into the Fund which have not yet been added as Members’ capital as of March 31, 2017 and December 31, 2016. The amount paid is held as cash in the Fund’s escrow account and represents the cash on the Fund’s Statements of Financial Condition.

Redemptions Payable.  Pursuant to ASC Topic 480, Distinguishing Liabilities from Equity, capital withdrawals effective March 31, 2017 and December 31, 2016 have been reflected as redemptions payable in the Statements of Financial Condition.

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

Tax positions with respect to tax at the Master Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. Sydling has analyzed the Master Fund’s tax positions for the open tax period and has concluded that no provision is required in the Master Fund’s financial statements.  The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in its Statements of Income.  For the periods ended March 31, 2017 and December 31, 2016, the Master Fund did not incur any interest or penalties.

7.              Subsequent Events

Sydling has evaluated the impact of all subsequent events on the Fund through the date of the filing.  Subsequent to March 31, 2017, additional subscriptions were received from the non-managing Members totaling $4,077,600.  Subsequent to March 31, 2017, redemptions of $1,829,879 will be paid to the non-managing Members.  Sydling has determined that there were no additional subsequent events requiring recognition or disclosure in the financial statements.

Item 2.                       Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Fund does not engage in sales of goods or services. Its only assets are its investment in the Master Fund, cash and receivables from the Master Fund. The Master Fund does not engage in the sale of goods or services. The Master Fund’s only assets are its equity in its trading accounts, consisting of cash, net unrealized appreciation/(depreciation) on open futures contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Fund, through its investment in the Master Fund. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the first quarter of 2017.

For the three months ended March 31, 2017 and 2016, the Master Fund’s average margin to equity ratio was 11.5% and 10.8%, respectively.

The Fund’s capital consists of the capital contributions of the Members as increased or decreased by income/(loss) from its investment in the Master Fund and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2017, the Fund’s capital increased 0.74% from $189,623,008 to $191,030,311. This increase was attributable to subscriptions for Redeemable Units totaling $7,371,478, which was partially offset by redemptions of Redeemable Units resulting in an outflow of $5,913,858 coupled with a net loss from operations of $50,317. Future redemptions from the Fund could impact the amount of funds available for investment in the Master Fund in subsequent periods.

The Master Fund’s capital consists of the capital contributions of the investors of the Master Fund as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, withdrawals of interest from the Master Fund and distributions of profits, if any.

For the three months ended March 31, 2017, the Master Fund’s capital increased 0.74% from $189,623,008 to $191,030,311. This increase was attributable to subscriptions for interest in the Master Fund totaling $7,371,478 coupled with net income from operations of $981,910, which was partially offset by the withdrawal of interest in the Master Fund resulting in an outflow of $6,946,085. Future withdrawals from the Master Fund can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

Results of Operations

During the Fund’s first quarter of 2017, the net asset value per Redeemable Unit decreased 0.06% from $1,127.01 to $1,126.37. The Fund, for its own account, through its investment in the Master Fund, experienced a net trading gain before brokerage fees and related fees in the first quarter of 2017 of $2,468,692. Gains were primarily attributable to the Master Fund’s trading of commodity futures in indices, livestock and softs and were partially offset by losses in currencies, energy, metals, non-U.S. interest rates, U.S. interest rates and grains.

Nine out of the ten best performing markets during the first quarter were in the equity indices sector. Gains came from equities around the world with Nasdaq, S&P 500 and Euro Stoxx 50 index futures contributing the most. Market participants were generally optimistic about the outcome of the Dutch election and the polls leading into the first round of voting in France. The Fund deftly managed overall equity sector risk by balancing between high conviction momentum signals and a potentially large exposure to global equity risk factor.

Within fixed income, the Fund had small losses in European and U.S. bond futures contracts. As Eurozone inflation peaked around 2%, market participants were concerned about the prospects of ongoing monetary stimulus in Europe. During the quarter, the Fund reduced long positons and essentially became net short in the sector while experiencing modest losses during the transition.

Within foreign exchange, the U.S. Dollar cooled off against most currencies as the Trump administration could not make progress in the U.S. Congress on the anticipated healthcare reform bill.  Due to the weakness in the U.S. Dollar, the Fund reversed its Japanese Yen positioning from short to long during the quarter. The Fund also increased its long Mexican Peso exposures during the period, which was profitable. Smaller losses came from position reductions in the British Pound, Euro and the Canadian Dollar.

Within metals, long Aluminum positions were among the top ten contributors during the quarter. Gains in Aluminum were sparked by China’s proposal for a 30% reduction in Aluminum production in order to reduce air pollution. In contrast, precious metals were volatile as the Fed rate hike went into effect, resulting in the Fund reducing its short Gold positions which contributed to some losses.  Positions in the crude complex were small as markets were trying to find a balance between OPEC led supply cuts and high inventories in the U.S..

Heading into 2Q 2017, the Fund is well positioned for a continuation in the rally in U.S. and European equities. It is positioned for additional Fed rate hikes and an increase in U.S. inflation through short Eurodollar and short U.S. Treasury bond futures respectively.

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

Clearing and transaction fees are based on the number of round turns made in the Master Fund’s account.  The asset based brokerage fee paid to UBS Securities was calculated as a percentage of the Fund’s capital account balance at the Master Fund as of the end of each month.  Clearing and transaction fees of the Master Fund for the three months ended March 31, 2017 were $45,150. Brokerage, clearing and transaction fees of the Master Fund for the three months ended March 31, 2016 were $1,730,327.  The decrease in brokerage, clearing and transaction fees for the period ended March 31, 2017 as compared to the corresponding period in 2016 is a result of the change in fees paid to certain service providers to the Fund and Master Fund.

Ongoing selling agent fees are calculated as a percentage of the Fund’s capital account balance at the Master Fund as of the end of each month and are affected by trading performance, subscriptions and redemptions.

Ongoing selling agent fees of the Fund for the three months ended March 31, 2017 and 2016 were $1,683,323 and $0, respectively. The ongoing selling agent fee was instituted in the third quarter of 2016.

Advisory fees are calculated as a percentage of the Fund’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions.

Advisory fees of the Fund for the three months ended March 31, 2017 and 2016 were $719,228 and $719,949, respectively.  The calculation of advisory fees for the three months ended March 31, 2017 and 2016 was based on a monthly average net asset value of $191,794,258 and $191,986,337, respectively.  The decrease in advisory fees for the three months ended March 31, 2017 as compared to the corresponding period in 2016 is due to a decrease in the average net assets.

Administrative fees are paid to Sydling for administering the business and affairs of the Fund.  Sydling pays a portion of the administrative fee to the Administrator.  These fees are calculated as a percentage of the Fund’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions.

Administrative fees of the Fund for the three months ended March 31, 2017 and 2016 were $239,743 and $239,983, respectively.  The calculation of administrative fees for the three months ended March 31, 2017 and 2016 was based on a monthly average net asset value of $191,794,258 and $191,986,337, respectively.  The decrease in administrative fees for the three months ended March 31, 2017 as compared to the corresponding period in 2016 is due to a decrease in the average net assets.

Incentive fees to the Advisor are based on the new trading profits generated by the Advisor, paid at the end of each quarter, as defined in the Trading Advisory Agreement among the Master Fund, the Fund, Sydling and the Advisor. There were no incentive fees earned during the three months ended March 31, 2017 and 2016.

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

Quantifying the Fund’s Trading Value at Risk

The following quantitative disclosures regarding the Master Fund’s and the Fund’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor except for statements of historical fact (such as the terms of particular contracts and the number of market risk sensitive instruments held during or at the end of the reporting period).

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master Fund’s open positions by market category as of March 31, 2017 and December 31, 2016, and the highest, lowest and average value during the three months ended March 31, 2017 and the twelve months ended December 31, 2016. All open position trading risk exposures of the Master Fund have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

As of March 31, 2017, the Master Fund’s total capitalization was $191,030,311 and the Fund owned 100% of the Master Fund. The Fund invests substantially all of its assets in the Master Fund. The Master Fund’s Value at Risk as of March 31, 2017 was as follows:

				Three Months ended March 31, 2017 (unaudited)
Market Sector	Value at Risk	% of Total Capitalization		High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$2,465,390	1.29%		$2,690,035	$1,839,853	$2,269,483
Energy	$440,042	0.23%		$597,028	$267,778	$404,724
Grains	$1,274,052	0.67%		$2,194,809	$1,271,330	$1,573,003
Index	$8,996,677	4.71%		$8,996,677	$7,526,810	$8,293,265
Interest Rate Non-U.S.	$3,571,392	1.87%		$4,138,769	$2,900,917	$3,581,244
Interest Rate U.S.	$4,602,402	2.41%		$5,540,910	$4,101,422	$4,697,956
Livestock	$247,572	0.13%		$247,572	$193,346	$229,338
Lumber	$6,088	—	% **	$6,313	$—	$3,371
Metals	$578,344	0.30%		$1,156,792	$577,452	$787,838
Softs	$575,517	0.30%		$677,110	$427,606	$529,484
Total	$22,757,476	11.91%

*Average daily Value at Risk.

** Due to rounding

As of December 31, 2016, the Master Fund’s total capitalization was $189,623,008 and the Fund owned 100% of the Master Fund. The Fund invests substantially all of its assets in the Master Fund. The Master Fund’s Value at Risk as of December 31, 2016 was as follows:

December 31, 2016

(unaudited)

Market Sector	Value at Risk	% of Total Capitalization		High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,386,270	0.73%		$4,637,893	$431,807	$2,678,022
Energy	$276,209	0.15%		$1,688,877	$96,434	$805,200
Grains	$1,748,887	0.92%		$2,152,013	$104,940	$1,495,412
Index	$4,755,942	2.51%		$6,180,432	$1,866,050	$3,568,653
Interest Rate Non-U.S.	$800,543	0.42%		$5,683,422	$245,896	$3,566,156
Interest Rate U.S.	$4,409,299	2.33%		$7,637,376	$119,709	$5,369,918
Livestock	$193,346	0.10%		$416,644	$—	$254,784
Lumber	$2,511	—	% **	$8,390	$—	$5,598
Metals	$719,708	0.38%		$1,374,628	$120,620	$781,454
Softs	$676,647	0.36%		$797,902	$22,955	$521,678
Total	$14,969,362	7.90%

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

Sydling’s President and CFO have evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2017 and, based on that evaluation, Sydling’s President and CFO have concluded that, at that date, the Fund’s disclosure controls and procedures were effective.

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

There were no changes in the Fund’s internal control over financial reporting process during the fiscal quarter ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                       Legal Proceedings

There are no material legal proceedings against the Fund and Sydling.

There are no material changes to the discussion set forth under Item 3. “Legal Proceedings” in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. There are no material legal proceedings pending against the Fund and Sydling.

Item 1A.              Risk Factors

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2.                       Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2017, there were additional subscriptions of 6,606.053 Redeemable Units totaling $7,371,478. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, Sydling relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used for the trading of commodity interests, including futures and option contracts.

The following chart sets forth the purchases of Redeemable Units by the Fund.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2017 — January 31, 2017	1,047.588	$1,102.61	N/A	N/A
February 1, 2017 — February 28, 2017	2,912.740	$1,130.83	N/A	N/A
March 1, 2017 — March 31, 2017	1,300.605	$1,126.37	N/A	N/A
Total	5,260.933	$1,119.94

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

(c)

Letter from Sydling extending the Trading Advisory Agreement until June 30, 2017, dated June 16, 2016 (filed as Exhibit 10.4(c) to the Form 10-Q filed on November 14, 2016 and incorporated herein by reference).

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

CAVENDISH FUTURES FUND LLC
(Registrant)

By:	Sydling Futures Management LLC

By:	/s/ Jerry Pascucci
Jerry Pascucci
President and Director

Date:	May 12, 2017