Form 10-Q
period 2017-09-30
Cavendish Futures Fund LLC
filed 2017-11-14
CIK 1562622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Emerging Growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒

As of October 31, 2017, 158,965.931 Limited Liability Company Redeemable Units were outstanding.

CAVENDISH FUTURES FUND LLC

Form 10-Q

Index

		Page
		Number

PART I — Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at September 30, 2017 (unaudited) and December 31, 2016	3

	Statements of Operations and Changes in Members’ Capital for the three and nine months ended September 30, 2017 and 2016 (unaudited)	4

	Notes to Financial Statements, including the Financial Statements of Sydling WNT Master Fund LLC (unaudited)	5 – 18

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19 – 21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22 – 23

Item 4.	Controls and Procedures	24

PART II — Other Information		25 – 27

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

Exhibit 101.CAL — XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.LAB — XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE — XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit 101.DEF — XBRL Taxonomy Extension Definition Document.

PART I

Item 1.  Financial Statements

Cavendish Futures Fund LLC

Statements of Financial Condition

	(Unaudited)
	September 30, 2017	December 31, 2016
ASSETS

Investment in Sydling WNT Master Fund LLC, at fair value	$174,987,977	$189,623,008
Cash	559,284	1,863,996
Receivable from Sydling WNT Master Fund LLC	8,593,124	1,833,912
Total Assets	$184,140,385	$193,320,916

LIABILITIES

Subscriptions received in advance	$500,000	$1,826,000
Redemptions payable	8,261,686	1,453,446
Accrued expenses:
Advisory fees	229,444	239,244
Administrative fees	76,481	79,748
Professional fees and other expenses	84,797	99,470
Total Liabilities	9,152,408	3,697,908

MEMBERS’ CAPITAL

Member Designee (25.000 Redeemable Units)	26,935	28,175
Non-managing members (162,390.082 and 168,227.490 Redeemable Units)	174,961,042	189,594,833

Total Members’ Capital	174,987,977	189,623,008
Total Liabilities and Members’ Capital	$184,140,385	$193,320,916
Members’ Capital per Redeemable Unit (based on 162,415.082 and 168,252.490 Redeemable Units)	$1,077.41	$1,127.01

See accompanying notes to financial statements and attached financial statements of Sydling WNT Master Fund LLC.

Cavendish Futures Fund LLC

Statements of Operations and Changes in Members’ Capital

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

INVESTMENT INCOME

Interest allocated from Sydling WNT Master Fund LLC	$458,673	$115,162	$1,095,574	$318,092

EXPENSES

Expenses allocated from Sydling WNT Master Fund LLC	1,699,817	1,861,833	5,192,625	5,409,579
Incentive fees	—	—	—	410,292
Advisory fees	694,965	765,910	2,125,117	2,223,247
Administrative fees	231,655	255,303	708,372	741,082
Professional fees and other expenses	194,267	59,626	347,893	156,677
Total Expenses	2,820,704	2,942,672	8,374,007	8,940,877

NET INVESTMENT (LOSS)	(2,362,031)	(2,827,510)	(7,278,433)	(8,622,785)

TRADING RESULTS

Net realized gain/(loss) allocated from Sydling WNT Master Fund LLC	(979,879)	7,561,725	1,569,657	5,695,096
Net change in unrealized appreciation/(depreciation) allocated from Sydling WNT Master Fund LLC	3,155,135	(12,065,182)	(2,781,894)	(242,063)
Total Trading Results	2,175,256	(4,503,457)	(1,212,237)	5,453,033

Net income/(loss)	(186,775)	(7,330,967)	(8,490,670)	(3,169,752)

Subscriptions — Non-managing Members	4,476,000	8,030,138	19,500,078	48,182,871
Redemptions — Non-managing Members	(12,809,648)	(4,528,959)	(25,644,439)	(16,793,741)

Net increase/(decrease) in Members’ Capital	(8,520,423)	(3,829,788)	(14,635,031)	28,219,378

Members’ Capital, beginning of period	$183,508,400	$203,561,117	$189,623,008	$171,511,951

Members’ Capital, end of period	$174,987,977	$199,731,329	$174,987,977	$199,731,329

Net income/(loss) per Redeemable Unit*	$(1.04)	$(43.59)	$(49.60)	$(12.16)

Weighted average Redeemable Units outstanding	167,649.548	166,417.833	169,216.787	155,710.216

See accompanying notes to financial statements and attached financial statements of Sydling WNT Master Fund LLC.

* Represents the changes in Members’ Capital per unit

Cavendish Futures Fund LLC

Notes to Financial Statements

September 30, 2017

(Unaudited)

1.  General

Cavendish Futures Fund LLC (the “Fund”) is a Delaware limited liability company formed on August 7, 2012.  Trading operations of the Fund commenced on February 19, 2013.  The Fund’s investment objective is to achieve capital appreciation through speculative trading in U.S. and international futures, options on futures and forward markets.  The Fund may also engage in swap and other derivative transactions upon approval of Sydling Futures Management LLC (“Sydling”).  The Fund privately and continuously offers redeemable units of limited liability company interest in the Fund (“Redeemable Units”) to qualified investors and subscriptions are generally accepted monthly.  There is no maximum number of Redeemable Units that may be sold by the Fund.  The Fund invests substantially all of its assets in the Sydling WNT Master Fund LLC (“Master Fund”), also a Delaware limited liability company, which has the same investment objective as the Fund.  The Master Fund’s Statements of Financial Condition, including Condensed Schedules of Investments and Statements of Operations and Changes in Members’ Capital are included herein.  The percentage of the Master Fund’s capital owned by the Fund at September 30, 2017 and December 31, 2016 was 100%.  The performance of the Fund is directly affected by the performance of the Master Fund.

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

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”).  The update provides guidance about management’s responsibility to evaluate whether there is substantial doubt about the entity’s ability to continue as  going concern and to provide related footnote disclosure.  Management has evaluated relevant conditions and events, which are known and reasonable knowable, and has determined that there are no conditions and events that raise substantial doubt about the Fund’s ability to continue as a going concern.

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

The Master Fund’s Statements of Financial Condition and Condensed Schedules of Investments as of September 30, 2017 and December 31, 2016 and Statements of Operations and Changes in Members’ Capital for the three and nine months ended September 30, 2017 and 2016 are presented below:

Sydling WNT Master Fund LLC

Statements of Financial Condition

	(Unaudited)
	September 30, 2017	December 31, 2016

ASSETS

Cash (including restricted cash of $19,158,359 and $23,311,302, respectively)	$184,814,948	$190,271,646
Net unrealized appreciation on open futures contracts	—	1,674,971
Interest receivable	457,528	118,169
Total Assets	$185,272,476	$192,064,786

LIABILITIES AND MEMBER’S CAPITAL

Net unrealized depreciation on open futures contracts	$1,106,923	$—
Redemptions payable	8,593,124	1,833,912
Accrued expenses:
Selling agent fees	537,011	560,050
Professional fees and other expenses	47,441	47,816
Total Liabilities	10,284,499	2,441,778

MEMBER’S CAPITAL

Member’s Capital	174,987,977	189,623,008
Total Liabilities and Member’s Capital	$185,272,476	$192,064,786

Sydling WNT Master Fund LLC

Condensed Schedule of Investments

September 30, 2017

(Unaudited)

			Percent of
Number of			Member’s
Contracts		Fair Value	Capital
	FUTURES CONTRACTS OWNED
1,171	CURRENCIES	$(1,359,628)	(0.78)%
228	ENERGY	251,783	0.14%
4,799	FINANCIALS	(2,643,656)	(1.51)%
67	GRAINS	(102,637)	(0.06)%
2,652	INDEX	3,761,006	2.15%
3	INDUSTRIALS	14,905	0.01%
32	MATERIALS	(39,975)	(0.02)%
182	MEATS	(66,960)	(0.04)%
256	METALS	(632,985)	(0.36)%
	TOTAL FUTURES CONTRACTS OWNED	(818,147)	(0.47)%

	FUTURES CONTRACTS SOLD
(538)	CURRENCIES	880,350	0.50%
(234)	ENERGY	(97,560)	(0.06)%
(263)	FINANCIALS	127,237	0.07%
(1,200)	GRAINS	618,855	0.36%
(485)	INDEX	(1,845,258)	(1.05)%
(18)	METALS	27,600	0.02%
	TOTAL FUTURES CONTRACTS SOLD	(288,776)	(0.16)%
	TOTAL FUTURES CONTRACTS	(1,106,923)	(0.63)%
	OTHER ASSETS IN EXCESS OF OTHER LIABILITIES	176,094,900	100.63%
	TOTAL MEMBER’S CAPITAL	$174,987,977	100.00%

Percentages shown represent a percentage of member’s capital as of September 30, 2017.

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

Sydling WNT Master Fund LLC

Statements of Operations and Changes in Member’s Capital

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

INVESTMENT INCOME

Interest income	$458,673	$115,162	$1,095,574	$318,092

EXPENSES

Brokerage, clearing and transaction fees	48,296	44,684	144,622	3,543,180
Selling agent fees	1,626,896	1,792,524	4,974,128	1,792,524
Professional fees	24,625	24,625	73,875	73,875
Total Expenses	1,699,817	1,861,833	5,192,625	5,409,579

NET INVESTMENT (LOSS)	(1,241,144)	(1,746,671)	(4,097,051)	(5,091,487)

NET REALIZED AND UNREALIZED GAIN/(LOSS) FROM DERIVATIVE INSTRUMENTS

Net realized gain/(loss) from futures	(979,879)	7,561,725	1,569,657	5,695,096
Net change in unrealized appreciation/(depreciation) on futures	3,155,135	(12,065,182)	(2,781,894)	(242,063)
Net Realized and Unrealized Gain/(Loss) from Derivative Instruments	2,175,256	(4,503,457)	(1,212,237)	5,453,033

Net income/(loss)	934,112	(6,250,128)	(5,309,288)	361,546

INCREASE/(DECREASE) IN MEMBER’S CAPITAL FROM CAPITAL TRANSACTIONS

Subscriptions	4,476,000	8,030,138	19,500,078	48,182,871
Redemptions	(13,930,535)	(5,609,798)	(28,825,821)	(20,325,039)

Net Increase in Member’s Capital Derived from Capital Transactions	(9,454,535)	2,420,340	(9,325,743)	27,857,832
Net Increase in Member’s Capital	(8,520,423)	(3,829,788)	(14,635,031)	28,219,378
Member’s Capital, Beginning of Period	183,508,400	203,561,117	189,623,008	171,511,951
Member’s Capital, End of Period	$174,987,977	$199,731,329	$174,987,977	$199,731,329

2.              Financial Highlights

Changes in the net asset value per Redeemable Unit for the three and nine months ended September 30, 2017 and 2016 are as follows:

Financial Highlights of the Fund:

	(Unaudited)
	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Per share operating performance: (a)
Members’ capital per Redeemable Unit, beginning of period	$1,078.45	$1,233.62	$1,127.01	$1,202.19
Income/(loss) from investment operations:
Net investment (loss) including incentive fee	(13.85)	(16.84)	(42.52)	(54.51)
Net realized and unrealized gain/(loss) from investment activities	12.81	(26.75)	(7.08)	42.35
Total from investment operations	(1.04)	(43.59)	(49.60)	(12.16)
Members’ capital per Redeemable Unit, end of period	$1,077.41	$1,190.03	$1,077.41	$1,190.03

Ratio/Supplemental Data: (b)
Ratio of net investment loss to average Members’ capital	(5.21)%	(5.58)%	(5.21)%	(5.97)%
Ratio of total expenses to average Members’ capital	6.22%	5.81%	6.00%	5.90%
Ratio of incentive fee to average Members’ capital	—%	—%	—%	0.28%
Ratio of total expenses and incentive fee to average Members’ capital	6.22%	5.81%	6.00%	6.18%

Total return before incentive fee (c)	(0.10)%	(3.53)%	(4.40)%	(0.80)%
Incentive fee	—	—	—	(0.21)%
Total return after incentive fee (c)	(0.10)%	(3.53)%	(4.40)%	(1.01)%

Members’ capital at end of period	$174,987,977	$199,731,329	$174,987,977	$199,731,329

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

Financial Highlights of the Master Fund:

	(Unaudited)
	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016

Ratio/Supplemental Data: (a)
Ratio of net investment loss to average Member’s capital	(2.74)%	(3.45)%	(2.94)%	(3.52)%
Ratio of total expenses to average Member’s capital	3.75%	3.67%	3.72%	3.74%
Total return (b)	0.51%	(3.02)%	(2.77)%	0.84%
Member’s capital at end of period	$174,987,977	$199,731,329	$174,987,977	$199,731,329

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

All of the commodity interests owned by the Master Fund are held for trading purposes.  The average number of futures contracts traded for the three months ended September 30, 2017 and 2016, based on a monthly calculation, was 6,600 and 5,210, respectively. The average number of futures contracts traded for the nine months ended September 30, 2017 and 2016, based on a monthly calculation, was 7,021 and 5,999, respectively.

The following tables indicate the gross fair values of derivative instruments of the Master Fund’s futures contracts as separate assets and liabilities as of September 30, 2017 and December 31, 2016.

	(Unaudited)
	September 30, 2017	December 31, 2016
ASSETS
Futures Contracts
Currencies	$880,350	$202,384
Energy	377,359	185,114
Financials	165,121	781,990
Grains	802,755	1,073,984
Index	4,055,753	2,068,125
Industrials	14,905	616
Materials	—	50,650
Meats	30,035	85,540
Metals	89,223	615,613
Total unrealized appreciation on open futures contracts	$6,415,501	$5,064,016

LIABILITIES
Futures Contracts
Currencies	$(1,359,628)	$(495,296)
Energy	(223,136)	(136,329)
Financials	(2,681,540)	(203,240)
Grains	(286,537)	(455,424)
Index	(2,140,005)	(955,793)
Materials	(39,975)	—
Meats	(96,995)	(31,695)
Metals	(694,608)	(1,111,268)
Total unrealized depreciation on open futures contracts	$(7,522,424)	$(3,389,045)

Net unrealized appreciation (depreciation) on open futures contracts*	$(1,106,923)	$1,674,971

* These amounts are presented as Net unrealized appreciation or (depreciation) on open futures contracts  on the Master Fund’s Statements of Financial Condition.

The following table indicates the trading gains and losses, by market sector, on the Master Fund’s derivative instruments for the three and nine months ended September 30, 2017 and 2016.

	Three months ended September 30, 2017	Three months ended September 30, 2016	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Sector	Gain/(loss) from trading	Gain/(loss) from trading	Gain/(loss) from trading	Gain/(loss) from trading

Currencies	$274,555	$(319,408)	$(6,914,513)	$86,898
Energy	(929,873)	(2,195,582)	(5,567,483)	(3,296,356)
Financials	(1,202,443)	(1,952,628)	(7,068,745)	19,277,245
Grains	72,779	(1,132,778)	420,942	(2,048,639)
Index	6,099,935	2,323,186)	22,479,125	(2,949,903)
Industrials	13,981	5,841	6,490	(12,188)
Materials	(115,695)	83,405	(101,505)	48,475
Meats	(443,377)	(48,059)	278,213	342,958
Metals	(1,594,606)	(1,267,434)	(4,744,761)	(5,995,457)
	$2,175,256 **	$(4,503,457)**	$(1,212,237)**	$5,453,033 **

** These amounts are presented as “Net Realized and Change in Unrealized Gain/(Loss) from Derivative Instruments” on the Master Fund’s Statements of Operations and Changes in Members’ Capital.

The volume of activity of futures that are presented in the Master Fund’s Condensed Schedule of Investments is consistent with the average monthly activity during the periods ended September 30, 2017 and 2016.

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

The Master Fund recognizes transfers into and out of the levels indicated above at the end of the reporting period.  During the periods ended September 30, 2017 and December 31, 2016, there were no transfers amongst Levels 1, 2 and 3 of the valuation hierarchy.

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

The Master Fund considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1).  The values of non exchange-traded forward, swap and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) and for those contracts that are priced using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). As of and for the periods ended September 30, 2017 and December 31, 2016, the Master Fund did not hold any derivative instruments for which market quotations are not readily available and which are priced by broker-dealers who derive fair values for these assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

The following is a summary of the Master Fund’s investments at fair value.  The inputs or methodology used for valuing derivative instruments are not necessarily an indication of the risk associated with investing in those derivative instruments.

ASSET TABLE (Unaudited)

Description	Total Fair Value at September 30, 2017	Level 1	Level 2	Level 3
Future Contracts	$6,415,501	$6,415,501	$—	$—
Total Assets	$6,415,501	$6,415,501	$—	$—

LIABILITIES TABLE (Unaudited)

Description	Total Fair Value at September 30, 2017	Level 1	Level 2	Level 3
Future Contracts	$7,522,424	$7,522,424	$—	$—
Total Liabilities	$7,522,424	$7,522,424	$—	$—
Net Assets and (Liabilities)	$(1,106,923)	$(1,106,923)	$—	$—

ASSET TABLE

Description	Total Fair Value at December 31, 2016	Level 1	Level 2	Level 3
Futures Contracts	$5,064,016	$5,064,016	$—	$—
Total Assets	$5,064,016	$5,064,016	$—	$—

LIABILITIES TABLE

Description	Total Fair Value at December 31, 2016	Level 1	Level 2	Level 3
Future Contracts	$3,389,045	$3,389,045	$—	$—
Total Liabilities	$3,389,045	$3,389,045	$—	$—
Net Assets and (Liabilities)	$1,674,971	$1,674,971	$—	$—

5.              Financial Instrument Risks

In the normal course of business, the Master Fund is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments.  These financial instruments may include futures, forwards and options on futures whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument.  These instruments may be traded on an exchange, a swap execution facility (“SEF”), or over-the-counter (“OTC”).  Exchange-traded instruments are standardized and include futures and certain forward and options contracts.  OTC contracts are negotiated between contracting parties and include certain forward, option and swap contracts.  Certain swap contracts may also be traded on a SEF. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted.  The purchaser of an option may lose the entire premium paid for the option.  The writer, or seller, of an option has unlimited risk.  Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk.  In general, the risks associated with OTC contracts are greater than those associated with exchange-traded or SEF traded instruments because of the greater risk of default by the counterparty to an OTC contract.  For the nine months ended September 30, 2017 and 2016 the Master Fund traded futures contracts only.

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

The Fund and the Master Fund have determined their status as investment companies and as such, follow the accounting and reporting requirements of Accounting Standards Codification (“ASC”) 946, Financial Services — Investment Companies.

Statement of Cash Flows. The Fund is not required to provide a Statement of Cash Flows in accordance with ASC 230 — Statement of Cash Flows.

Investment in Master Fund. The Fund records its investment in the Master Fund at fair value and is represented by the Fund’s proportionate interest in the capital of the Master Fund at September 30, 2017 and December 31, 2016.  Valuation of securities held by the Master Fund is discussed in the Notes to the Master Fund’s financial statements on Form 10-K for the year ended December 31, 2016.  The Fund records its pro rata share of the Master Fund’s income, expenses and realized and unrealized gains and losses.  The performance of the Fund is directly attributable to the performance of the Master Fund.  The Fund records its subscription and withdrawal of the capital account related to its investment in the Master Fund on the transaction date.   The Master Fund will adjust the capital account of the Fund.  Brokerage, clearing and transaction fees are incurred by the Master Fund and are reflected in the pro rata allocation received by the Fund from the Master Fund.

Subscriptions Received in Advance. Subscriptions received in advance represent amounts paid by the non-managing Members for a percentage ownership into the Fund which have not yet been added as Members’ capital as of September 30, 2017 and December 31, 2016. The amount paid is held as cash in the Fund’s escrow account and represents the cash on the Fund’s Statements of Financial Condition.

Redemptions Payable.  Pursuant to ASC Topic 480, Distinguishing Liabilities from Equity, capital withdrawals effective September 30, 2017 and December 31, 2016 have been reflected as redemptions payable in the Statements of Financial Condition.

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

Tax positions with respect to tax at the Master Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. Sydling has analyzed the Master Fund’s tax positions for the open tax period and has concluded that no provision is required in the Master Fund’s financial statements.  The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in its Statements of Income.  For the periods ended September 30, 2017 and December 31, 2016, the Master Fund did not incur any interest or penalties.

7.              Subsequent Events

Sydling has evaluated the impact of all subsequent events on the Fund through the date of the filing.  Subsequent to September 30, 2017, additional subscriptions were received from the non-managing Members totaling $824,100.  Subsequent to September 30, 2017, redemptions of $4,443,818 will be paid to the non-managing Members.  Sydling has determined that there were no additional subsequent events requiring recognition or disclosure in the financial statements.

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

For the nine months ended September 30, 2017 and 2016, the Master Fund’s average margin to equity ratio was 10.63% and 10.62%, respectively.

The Fund’s capital consists of the capital contributions of the Members as increased or decreased by income/(loss) from its investment in the Master Fund and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2017, the Fund’s capital decreased 7.72% from $189,623,008 to $174,987,977. This decrease was attributable to redemptions of Redeemable Units resulting in an outflow of $25,644,439 coupled with a net loss from operations of $8,490,670, which was partially offset by subscriptions for Redeemable Units totaling $19,500,078. Future redemptions from the Fund could impact the amount of funds available for investment in the Master Fund in subsequent periods.

The Master Fund’s capital consists of the capital contributions of the investors of the Master Fund as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, withdrawals of interest from the Master Fund and distributions of profits, if any.

For the nine months ended September 30, 2017, the Master Fund’s capital decreased 7.72% from $189,623,008 to $174,987,977. This decrease was attributable to the withdrawal of interest in the Master Fund resulting in an outflow of $28,825,821 coupled with a net loss from operations of $5,309,288, which was partially offset by subscriptions for interest in the Master Fund totaling $19,500,078. Future withdrawals from the Master Fund can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

Results of Operations

During the Fund’s third quarter of 2017, the net asset value per Redeemable Unit decreased 0.10% from $1,078.45 to $1,077.41. The Fund, for its own account, through its investment in the Master Fund, experienced a net trading gain before brokerage fees and related fees in the third quarter of 2017 of $2,175,256. Gains were primarily attributable to the Master Fund’s trading of commodity futures in indices, grains and lumber and were partially offset by losses in metals, U.S. and non-U.S. interest rates, energy, livestock, softs and currencies.

August was the most profitable month in this quarter, as the Fund traded through the impact of Hurricane Harvey, the standoff between the U.S. and North Korea, and central bank policy uncertainties. However, markets were choppy in September and trend-following strategies experienced small losses during several trading days.

Seven out of the ten best performing markets during this quarter were in the equity indices sector. Gains came from equities around the world with S&P 500, Nasdaq, Hang Seng, TOPIX and Euro Stoxx index futures contributing the most. By mid-September U.S. equity indices reached an all-time high. Risk appetite improved as the Trump administration exhibited bipartisanship in working with the U.S. Congress on increasing the debt limit. Long positions in European indices were also profitable as economic growth picked up in Spain and industrial output in the Eurozone rose. The Fund had a short position in E-mini Russell 2000 Index futures which detracted.

Eurodollar and Short Sterling Rates detracted as the ECB and Bank of England indicated that some withdrawal of monetary stimulus is likely to be appropriate over the coming months. Fed Chair Janet Yellen suggested another rate increase in the U.S. before the end of the year. U.S. 10 year bond yields increased in September and long positions in that market were unprofitable. The Fund ended the quarter with net long positioning in U.S. and European fixed income, with few short positions in the shorter maturities.

In foreign exchanges sector, the Fund gained from long positions in the Euro and Canadian Dollar. Euro gained as the Eurozone economy grew at the fastest pace in over five years, and the ECB president was sanguine about the strong run in the currency thus far. The British Pound strengthened as the Bank of England signaled its willingness to remove policy stimulus. The Fund turned from short to long positioning in the British Pound during the quarter.

Commodities positions resulted in mixed performance during the quarter as there were gains in grains and lumber, while energy and metals markets detracted. The Fund maintained sizable short positions in corn and wheat, which were profitable as the USDA reported better than expected crop yields.  Oil markets entered a bullish phase during the quarter as prices rose more than 20 percent from June lows. Reports of a strong global oil demand growth, a supply scare over possible disruptions of Kurdish oil exports and improved compliance from OPEC members on production limits all combined to boost crude prices. Gasoline prices continued to gain after the hurricane driven rally in August. The Fund turned long in Brent crude, gasoline and heating oil, during the quarter, while it built short positions in natural gas.

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

The Fund’s performance, through its investment in the Master Fund, declined in the third quarter of 2016 giving back first half gains. Through July, the Master Fund benefited from net long positions in bonds and stock indexes, particularly in the U.S. However, the Master Fund delivered negative returns in August and September driven by the fixed income, precious metals and energies sectors.

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

Clearing and transaction fees are based on the number of round turns made in the Master Fund’s account.  The asset based brokerage fee paid to UBS Securities was calculated as a percentage of the Fund’s capital account balance at the Master Fund as of the end of each month.  Clearing and transaction fees of the Master Fund for the three and nine months ended September 30, 2017 were $48,296 and $144,622. Brokerage, clearing and transaction fees of the Master Fund for the three and nine months ended September 30, 2016 were $44,684 and $3,543,180.  The decrease in brokerage, clearing and transaction fees for the nine months ended September 30,

2017 as compared to the corresponding period in 2016 is a result of the change in fees paid to certain service providers to the Fund and Master Fund.

Ongoing selling agent fees are calculated as a percentage of the Fund’s capital account balance at the Master Fund as of the end of each month and are affected by trading performance, subscriptions and redemptions.

Ongoing selling agent fees of the Fund for the three months ended September 30, 2017 and 2016 were $1,626,896 and $1,792,524, respectively.  The decrease in selling agent fees in the three months ended September 30, 2017 as compared to the corresponding period in 2016 is due to a decrease in the Fund’s average capital account balance at the Master Fund.

Ongoing selling agent fees of the Fund for the nine months ended September 30, 2017 were $4,974,128. The ongoing selling agent fee was instituted in the third quarter of 2016.

Advisory fees are calculated as a percentage of the Fund’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions.

Advisory fees of the Fund for the three months ended September 30, 2017 and 2016 were $694,965 and $765,910, respectively.  The calculation of advisory fees for the three months ended September 30, 2017 and 2016 was based on a monthly average net asset value of $185,323,921 and $204,242,541, respectively.  The decrease in advisory fees for the three months ended September 30, 2017 as compared to the corresponding period in 2016 is due to a decrease in the average net assets.

Advisory fees of the Fund for the nine months ended September 30, 2017 and 2016 were $2,125,117 and $2,223,247, respectively.  The calculation of advisory fees for the nine months ended September 30, 2017 and 2016 was based on a monthly average net asset value of $188,899,250 and $197,621,950, respectively.  The decrease in advisory fees for the nine months ended September 30, 2017 as compared to the corresponding period in 2016 is due to a decrease in the average net assets.

Administrative fees are paid to Sydling for administering the business and affairs of the Fund.  Sydling pays a portion of the administrative fee to the Administrator.  These fees are calculated as a percentage of the Fund’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions.

Administrative fees of the Fund for the three months ended September 30, 2017 and 2016 were $231,655 and $255,303, respectively.  The calculation of administrative fees for the three months ended September 30, 2017 and 2016 was based on a monthly average net asset value of $185,323,921 and $204,242,541, respectively.  The decrease in administrative fees for the three months ended September 30, 2017 as compared to the corresponding period in 2016 is due to a decrease in the average net assets.

Administrative fees of the Fund for the nine months ended September 30, 2017 and 2016 were $708,372 and $741,082, respectively.  The calculation of administrative fees for the nine months ended September 30, 2017 and 2016 was based on a monthly average net asset value of $188,899,250 and $197,621,950, respectively.  The decrease in administrative fees for the nine months ended September 30, 2017 as compared to the corresponding period in 2016 is due to a decrease in the average net assets.

Incentive fees to the Advisor are based on the new trading profits generated by the Advisor, paid at the end of each quarter, as defined in the Trading Advisory Agreement among the Master Fund, the Fund, Sydling and the Advisor. There were no incentive fees earned during the three and nine months ended September 30, 2017. There were no incentive fees paid during the three months ended September 30, 2016. Incentive fees earned for the nine months ended September 30, 2016 were $410,292.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master Fund’s open positions by market category as of September 30, 2017 and December 31, 2016, and the highest, lowest and average value during the three months ended September 30, 2017 and the twelve months ended December 31, 2016. All open position trading risk exposures of the Master Fund have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

As of September 30, 2017, the Master Fund’s total capitalization was $174,987,977, and the Fund owned 100% of the Master Fund. The Fund invests substantially all of its assets in the Master Fund. The Master Fund’s Value at Risk as of September 30, 2017 was as follows:

				Three Months ended September 30, 2017 (unaudited)
Market Sector	Value at Risk	% of Total Capitalization		High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$2,372,410	1.36%		$3,657,599	$2,099,039	$2,941,730
Energy	$641,284	3.35%		$786,365	$410,828	$578,712
Grains	$1,105,321	0.63%		$1,538,891	$1,082,483	$1,265,590
Index	$6,790,271	3.88%		$6,790,271	$5,875,155	$6,207,950
Interest Rate Non-U.S.	$4,150,777	2.37%		$4,442,928	$1,646,699	$3,308,071
Interest Rate U.S.	$2,774,735	1.59%		$3,673,805	$1,723,549	$2,612,936
Livestock	$252,627	0.14%		$377,009	$229,565	$298,628
Lumber	$4,164	—	% **	$4,891	$2,010	$3,683
Metals	$380,329	0.22%		$796,352	$290,344	$469,949
Softs	$686,441	0.39%		$1,191,835	$637,646	$886,208
Total	$19,158,359	13.93%

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

Sydling’s President and CFO have evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2017 and, based on that evaluation, Sydling’s President and CFO have concluded that, at that date, the Fund’s disclosure controls and procedures were effective.

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

There were no changes in the Fund’s internal control over financial reporting process during the fiscal quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

There are no material legal proceedings against the Fund and Sydling.

There are no material changes to the discussion set forth under Item 3. “Legal Proceedings” in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 as updated by the Fund’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2017 and June 30, 2017. There are no material legal proceedings pending against the Fund and Sydling.

Item 1A.    Risk Factors

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and under Part II, Item 1A. “Risk Factors”  in the Fund’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2017 and June 30, 2017.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended September 30, 2017, there were additional subscriptions of 4,106.957 Redeemable Units totaling $4,476,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, Sydling relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used for the trading of commodity interests, including futures and option contracts.

The following chart sets forth the purchases of Redeemable Units by the Fund.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2017 – July 31, 2017	2,371.360	$1,073.38	N/A	N/A
August 1, 2017 – August 31, 2017	1,812.514	$1,104.87	N/A	N/A
September 1, 2017 – September 30, 2017	7,668.098	$1,077.41	N/A	N/A
Total	11,851.972	$1,085.22

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

(d)	Letter from Sydling extending the Trading Advisory Agreement until June 30, 2018, dated July 6, 2017 (filed herewith).

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

CAVENDISH FUTURES FUND LLC
(Registrant)

By:	Sydling Futures Management LLC

By:	/s/ Jerry Pascucci
Jerry Pascucci
President and Director

Date:	November 14, 2017