Form 10-K
period 2017-12-31
Cavendish Futures Fund LLC
filed 2018-03-30
CIK 1562622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
		(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

170,160.097 Limited Liability Company Redeemable Units with an aggregate value of $183,508,400 were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 28, 2018, 155,412.351 Limited Liability Company Redeemable Units were outstanding.

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

During the initial offering period (September 30, 2012 through February 18, 2013), the Fund sold 26,182.375 redeemable units of limited liability company interest (“Redeemable Units”) at $1,000 per Redeemable Unit.  No securities which represent an equity interest or any other interest in the Fund trade on any public market. The Fund privately and continuously offers Redeemable Units to qualified investors.  There is no maximum number of Redeemable Units that may be sold by the Fund.  Subscriptions and redemptions of Redeemable Units and Member Designee’s (defined below) contributions for the years ended December 31, 2017, 2016 and 2015 are reported in the Statement of Changes in Members’ Capital under “Item 8.  Financial Statements and Supplementary Data.”

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

Effective February 19, 2013, the Fund allocated substantially all of its assets to the Master Fund.  The Fund maintains a capital account balance at the Master Fund, the initial balance of which was $26,207,375. As of December 31, 2017, the Advisor trades the Fund’s assets in accordance with the Winton Futures Program at 150% leverage (the “Winton Futures Program”).  A description of the trading activities and focus of the Advisor is included under “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Sydling also acts as the trading manager of the Master Fund.  Sydling and the Advisor believe that trading through this structure should promote efficiency and economy in the trading process. As of December 31, 2017 and 2016, the Fund owned 100% of the Master Fund. The Fund intends to continue to invest substantially all of its assets in the Master Fund.  The performance of the Fund is directly affected by the performance of the Master Fund.  Expenses to investors as a result of the investment in the Master Fund are approximately the same and redemption rights are not affected.

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

For the period January 1, 2017 through December 31, 2017, the approximate average market sector allocations for the Fund were 13% Currencies, 3% Energy, 7% Grains, 36% Indices, 17% Non-U.S. Interest Rates, 15% U.S. Interest Rates, 2% Livestock, 3% Metals and 4% Softs.

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

(b) Financial Information about Segments. The Fund’s business consists of only one segment, speculative trading of commodity interests. The Fund does not engage in sales of goods or services. The Fund’s net income (loss) from operations for the years ended December 31, 2017, 2016, 2015 and 2014 and the period February 19, 2013 (commencement of trading operations) to December 31, 2013 are set forth under “Item 6. Selected Financial Data.” The Fund’s Capital as of December 31, 2017, was $183,350,875.

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

The General Partner, the Fund and its Service Providers and their Respective Operations Are Potentially Vulnerable to Cyber-Security Attacks or Incidents.

Like other business enterprises, the use of the internet and other electronic media and technology exposes the General Partner, the Fund and its service providers, and their respective operations, to potential risks from cyber-security attacks or incidents (collectively, “cyber events”). Cyber events may include, for example, unauthorized access to systems, networks or devices, infection from computer viruses or other malicious software code, mishandling or misuse of information and attacks which shut down, disable, slow or otherwise disrupt operations, business processes or website access or functionality. In addition to intentional cyber events, unintentional cyber events can occur. Unintentional cyber events may include,  for  example,  the  inadvertent  release  of  confidential  information,  the  mishandling  or  misuse  of  information  and/or technological limitations or hardware failures (in the markets or otherwise) that constrain the Fund’s and the Master’s ability to gather, process and communicate information efficiently and securely, without interruption.

Any cyber event could adversely affect the Fund’s business, financial condition or results of operations and cause the Fund to incur financial loss and expense, as well as face exposure to regulatory penalties or legal claims, reputational damage and additional costs associated with corrective measures. A cyber-security breach could also jeopardize a limited partner’s personal, confidential, proprietary or other information processed and stored in, and transmitted through, the General Partner’s or a service provider’s computer systems. A cyber event may cause the Fund or its service providers to lose proprietary information, suffer data corruption, lose operational capacity (such as, for example, the loss of the ability to process transactions, calculate the Fund’s net asset value, or allow investors to transact business) and/or fail to comply with applicable privacy and other laws. Among other potentially harmful effects, cyber events also may result in theft, unauthorized monitoring and failures in the physical infrastructure or operating systems that support the Fund or its service providers.

The nature of malicious cyber-attacks is becoming increasingly sophisticated and neither the General Partner nor the Fund can control the cyber systems and cyber-security systems of the Advisor or other third-party service providers.

The Impact of Tax Reform Legislation is Uncertain.

Tax reform legislation known as the Tax Cuts and Jobs Act (the “Tax Reform Legislation”) was enacted on December 22, 2017.  The Tax Reform Legislation makes major changes to the Code, including a number of provisions that may affect the taxation of investment funds and their investors. The individual and collective impact of these changes is uncertain, and may not become evident for some period of time. Legislative, regulatory or administrative changes could be enacted or promulgated at any time, either prospectively or with retroactive effect, and may adversely affect the Fund, the Master Funds and/or their partners. Prospective investors should consult their tax advisors regarding the implications of the Tax Reform Legislation on their investment.

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

UBS Securities is and has been a defendant in numerous legal proceedings, including actions brought by regulatory organizations and government agencies, relating to its securities and commodities business that allege various violations of federal and state securities laws.  UBS Group AG (“UBS”), the ultimate parent company to UBS Securities LLC, files annual reports and quarterly reports to the SEC in which it discloses material information about UBS matters, including information about any material litigation or regulatory investigations (https://www.ubs.com/global/en/about_ubs/investor_relations/quarterly_reporting/2017.html) Actions with respect to UBS Securities’ futures commission merchant business are publicly available on the website of the NFA (http://www.nfa.futures.org/) and with respect to UBS Securities’ brokerage business are publicly available on the website of FINRA (http://www.finra.org).

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

(b)         Holders. The number of holders of Redeemable Units as of December 31, 2017, was 1,458.

(c)          Dividends. The Fund did not declare a distribution in 2017 or 2016. The Fund does not intend to declare distributions in the foreseeable future.

(d)         Securities Authorized for Issuance Under Equity Compensation Plans. None.

(e)          Performance Graph. Not applicable.

(f)           Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. For the twelve months ended December 31, 2017, there were additional subscriptions of 18,430.054 Redeemable Units totaling $20,456,078. For the twelve months ended December 31, 2016, there were additional subscriptions of 42,744.236 Redeemable Units totaling $52,547,971. For the twelve months ended December 31, 2015, there were additional subscriptions of 59,786.173 Redeemable Units totaling $72,817,016. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Exchange Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder (“Regulation D”). The Redeemable Units were purchased by accredited investors as described in Regulation D. In determining the applicability of the exemption, the Member Designee relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the additional subscriptions of Redeemable Units are used in the trading of commodity interests including futures contracts, swaps, options and forward contracts and any other interests pertaining thereto, including interests in commodity pools.

(g)     Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of Redeemable Units by the Fund.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2017— October 31, 2017	3,913.224	$1,135.59	N/A	N/A
November 1, 2017 — November 30, 2017	3,262.466	$1,137.59	N/A	N/A
December 1, 2017 — December 31, 2017	1,425.545	$1,185.36	N/A	N/A
October 1, 2017 — December 31, 2017	8,601.235	$1,152.85	N/A	N/A

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

Item 6.  Selected Financial Data.

Total trading results, interest income, net income (loss), net income (loss) per unit of Members’ Capital for the years ended December 31, 2017, 2016, 2015 and 2014 and the period February 19, 2013 (commencement of trading operations) to December 31, 2013, were as follows:

	2017	2016	2015	2014	2013
Total trading results	$18,222,946	$(2,515,321)	$9,734,927	$23,503,189	$3,869,092
Total expenses	11,071,089	11,782,846	11,141,217	9,059,123	2,813,809
Interest income allocated from Master Fund	1,609,322	473,865	42,256	19,485	11,371

Net income (loss)	$8,761,179	$(13,824,302)	$(1,364,034)	$14,463,551	$1,066,654

Net income (loss) per unit of Members’ Capital*	$58.35	$(75.18)	$(4.17)	$177.79	$28.57

Members’ Capital per unit	$1,185.36	$1,127.01	$1,202.19	$1,206.36	$1,028.57

Total assets	$186,654,431	$193,320,916	$176,578,310	$114,963,978	$51,300,651

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

(a) Liquidity.

The Fund does not engage in sales of goods or services. Its only assets are its investment in the Master Fund and cash. The Master Fund does not engage in the sale of goods or services. The Master Fund’s only assets are the equity in its trading accounts, consisting of cash and cash equivalents, net unrealized appreciation of open futures contracts, net unrealized appreciation on forward contracts and options, if applicable. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Fund, through its investment in the Master Fund. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2017.

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

For the year ended December 31, 2017, the Fund’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 10.76%. The foregoing margin to equity ratio takes into account cash held in the Fund’s name, as well as the allocable value of the positions and cash held on behalf of the Fund in the name of the Master Fund.

In the normal course of business, the Master Fund, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments.  These financial instruments may include futures, forwards and options on futures whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument.  These instruments may be traded on an exchange, a swap execution facility or OTC.  Exchange-traded instruments are standardized and include futures and certain forward, swap and option contracts.  OTC contracts are negotiated between contracting parties and include certain swaps, forwards and options contracts.  Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted.  The purchaser of an option may lose the entire premium paid for the option.  The writer, or seller, of an option has unlimited risk.  Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk.  In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.  For the years ended December 31, 2017, 2016 and 2015 the Master Fund traded futures contracts only.

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

For the year ended December 31, 2017, there were additional subscriptions of 18,430.054 Redeemable Units totaling $20,456,078. For the year ended December 31, 2016, there were additional subscriptions of 42,744.236 Redeemable Units totaling $52,547,971. For the year ended December 31, 2015, there were additional subscriptions of 59,786.173 Redeemable Units totaling $72,817,016.

No forecast can be made as to the level of redemptions in any given period. A member may require the Fund to redeem its Redeemable Units at their net asset value as of the last day of a month on five business days’ notice to the Member Designee (provided Redeemable Units have been held for three months). There is no fee charged to members in connection with redemptions. Redemptions generally are funded out of the Fund’s cash holdings. For the year ended December 31, 2017, 32,003.274 Redeemable Units were redeemed totaling $35,489,390. For the year ended December 31, 2016, 17,157.938 Redeemable Units were redeemed totaling $20,612,612. For the year ended December 31, 2015, 4,656.794 Redeemable Units were redeemed totaling $5,542,190.

Redeemable Units were sold to persons and entities who are accredited investors as that term is defined in rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”).

(c) Results of Operations.

For the year ended December 31, 2017, the net asset value per Redeemable Unit increased 5.18% from $1,127.01 to $1,185.36. For the year ended December 31, 2016, the net asset value per Redeemable Unit decreased (6.25)% from $1,202.19 to $1,127.01. For the year ended December 31, 2015, the net asset value per Redeemable Unit decreased (0.35)% from $1,206.36 to $1,202.19.

The Fund, through its investment in the Master Fund, experienced a net trading gain of $18,222,946 before brokerage commissions and related fees for the year ended December 31, 2017. Gains were primarily attributable to the trading of commodity futures in stock indices, softs, livestock and lumber and were partially offset by losses in currencies, U.S and non-U.S.  interest rates, metals, energy and grains. The net trading gain (or loss) realized from the Fund’s investment in the Master Fund is disclosed on page 22 under “Item 8. Financial Statements and Supplementary Data.”

Eight out of the ten best performing markets during 2017 were in the stock indices sector. Gains came from equity markets around the world with S&P 500, Nasdaq, Hang Seng, Nikkei and Euro Stoxx index futures contributing the most. On the other hand, notable detractors during 2017 included gold, silver, Japanese Yen, British Pound, Eurodollar and U.S. 10 year Treasury futures. The Fund experienced losses in approximately half the number of markets traded in the portfolio, however gains in the winning markets were significantly more than the losses from detractors.

Major U.S. equity indices set a succession of record highs amid a general resurgence of risk appetite. In Japan, Shinzo Abe won a snap election by a landslide, which gave his party a strong mandate to continue economic reforms. The Nikkei Index pushed through a twenty year high bringing most Asian markets along with it. In the U.S., tax reform passing through the Congress resulted in the S&P 500 Index trading at new all-time highs. The Fund held high conviction long positions in the stock indices sector throughout 2017.

In foreign exchange sector, the Fund essentially unwound high conviction long U.S. dollar positions, which resulted in losses. Policy uncertainty in the U.S., improved economic prospects in the Eurozone and a general increase in global risk appetite resulted in a weaker U.S. dollar against most major currencies.

Bond yields in the U.S., UK and Japan did not change materially during 2017 as wages remained flat even as unemployment declined and economic outlook improved. The Fund generally had long positions in major fixed income markets but modulated exposures throughout the year. Long positions in peripheral European fixed income were profitable as they benefited from declining local inflation.

Industrial metals gained as developed market demand indicators picked up in 2017. Chinese demand started to normalize. Copper supply pipeline was relatively empty, with large mining projects not ramping up anytime soon. The Chinese government was looking to implement aluminum production cuts because of concerns over the environment, after relentless investments in smelters over several years. Long positions in copper and aluminum were among the top ten contributors for the Fund during 2017.

There was strong demand for petroleum products arising from hurricanes in the U.S. and reduced supply from OPEC producers.  Inventories across the petroleum complex dropped to five-year averages indicating balanced supply/demand conditions. The Fund, however, experienced mixed trading results in the energy sector as gains from brent crude and heating oil were offset by losses from gasoline and natural gas.

In grains and softs sectors, short positions in corn, coffee and sugar were profitable as supply worsened. This was offset by small losses from trading wheat and soybeans.

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

During the reporting period, interest income on 100% of the average daily equity maintained in cash in the Master Fund’s brokerage account with UBS Securities was earned at a 30-day U.S. Treasury bill rate. Interest income for the year ended December 31, 2017 increased by $1,135,457 as compared to the year ended December 31, 2016. The increase in interest income is primarily due to an increase in interest rates during the year ended December 31, 2017, as compared to the corresponding period in 2016. Interest earned by the Fund will increase the net asset value of the Fund. The amount of interest income earned by the Fund during the reporting period depended on the average daily equity in the Fund’s account and upon interest rates over which neither the Fund nor UBS Securities had control.

Clearing and transaction fees are based on the number of round turns made in the Master Fund’s account.  The asset based brokerage fee paid to UBS Securities was calculated as a percentage of the Fund’s capital account balance at the Master Fund as of the end of each month.  Brokerage, clearing and transaction fees of the Master Fund for the years ended December 31, 2017 and 2016 were $197,880 and $3,588,227, respectively.  The decrease in brokerage, clearing and transaction fees for the year ended December 31, 2017 is a result of the change in fees paid to certain service providers to the Fund and Master Fund.

Ongoing selling agent fees are calculated as a percentage of the Fund’s adjusted net assets as of the end of each month and are affected by trading performance, subscriptions and redemptions.

Ongoing selling agent fees of the Fund, and paid for by the Master Fund, for the year ended December 31, 2017 were $6,589,338 and $3,464,734 for the year ended December 31, 2016.  The ongoing selling agent fee was instituted in the third quarter of 2016.

Advisory fees are calculated as a percentage of the Fund’s adjusted net assets as of the end of each month and are affected by trading performance, subscriptions and redemptions.

Advisory fees of the Fund for the years ended December 31, 2017 and 2016 were $2,815,226 and $2,937,633, respectively.  The calculation of advisory fees for the years ended December 31, 2017 and 2016 was based on a monthly average net asset value of $187,681,718 and $195,842,211, respectively.  The decrease in advisory fees for the year ended December 31, 2017 as compared to the corresponding period in 2016 is due to a decrease in the average net assets.

Administrative fees are paid to Sydling for administering the business and affairs of the Fund.  Sydling pays a portion of the administrative fee to the Administrator. These fees are calculated as a percentage of the Fund’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions.

Administrative fees of the Fund for the years ended December 31, 2017 and 2016 were $938,409 and $979,211, respectively.  The calculation of administrative fees for the years ended December 31, 2017 and 2016 was based on a monthly average net asset value of $187,681,718  and $195,842,211, respectively.  The decrease in administrative fees for the year ended December 31, 2017 as compared to the corresponding period in 2016 is due to a decrease in the average net assets.

Incentive fees to the Advisor are based on the new trading profits generated by the Advisor, paid at the end of each quarter, as defined in the Trading Advisory Agreement among the Master Fund, the Fund, Sydling and the Advisor. There were no incentive fees earned during the year ended December 31, 2017. Incentive fees of $410,292 were earned for the year ended December 31, 2016.

The Fund pays professional fees, which generally include legal and accounting expenses, and other expenses, which generally include filing and printing fees. Professional fees and other expenses for the years ended December 31, 2017 and 2016 were $431,736 and $304,249, respectively.

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

The Master Fund recognizes transfers into and out of the levels indicated above at the end of the reporting period.  During the years ended December 31, 2017, 2016 and 2015, there were no transfers amongst Levels 1, 2 and 3 of the valuation hierarchy.

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

The Master Fund considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1).  The values of non exchange-traded forward, swap and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) and for those contracts that are priced using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). As of and for the years ended December 31, 2017, 2016 and 2015, the Master Fund did not hold any derivative instruments for which market quotations are not readily available and which are priced by broker-dealers who derive fair values for these assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

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

The Master Fund’s Trading Value at Risk in Different Market Sectors

Value at Risk tables represent a probabilistic assessment of the risk of loss in the market risk sensitive instruments. The following tables indicates the trading Value at Risk associated with the Master Fund’s open positions by market category as of December 31, 2017 and 2016, and the highest, lowest and average value at any point during the year/period. All open position trading risk exposures of the Master Fund have been included in calculating the figures set forth below. As of December 31, 2017, the Master Fund’s total capitalization was $183,350,875 and the Fund owned approximately 100% of the Master Fund. The Fund invests substantially all of its assets in the Master Fund. The Master Fund’s Value at Risk as of December 31, 2017 was as follows:

December 31, 2017

(Unaudited)

Market Sector	Value at Risk	% of Total Capitalization		High Value at Risk	Low Value at Risk		Average Value at Risk*
Currencies	$2,161,362	1.18%		$3,657,599		$1,839,853	$2,615,227
Energy	$1,373,825	0.75%		$1,666,690		$267,778	$669,160
Grains	$1,065,047	0.58%		$2,194,809		$965,638	$1,449,607
Index	$6,684,197	3.64%		$9,454,778		$5,875,155	$7,356,467
Interest Rate Non-U.S.	$3,002,317	1.64%		$4,442,928		$1,646,699	$3,419,674
Interest Rate U.S.	$3,407,204	1.86%		$5,540,910		$1,351,448	$3,111,358
Livestock	$202,212	0.11%		$437,374		$193,346	$285,659
Lumber	$3,965	—	% **	$7,162	$		$4,416
Metals	$1,167,014	0.64%		$1,345,515		$290,344	$658,990
Softs	$1,186,704	0.65%		$1,547,314		$427,606	$810,577

Total	$20,253,847	11.05%

*                                         Annual average month-end Values at Risk

**                                  Due to rounding

As of December 31, 2016, the Master Fund’s total capitalization was $189,623,008 and the Fund owned approximately 100% of the Master Fund. The Fund invests substantially all of its assets in the Master Fund. The Master Fund’s Value at Risk as of December 31, 2016 was as follows:

December 31, 2016

(unaudited)

Market Sector	Value at Risk	% of Total Capitalization		High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,386,270	0.73%		$4,637,893	$431,807	$2,678,022
Energy	$276,209	0.15%		$1,688,877	$96,434	$805,200
Grains	$1,748,887	0.92%		$2,152,013	$104,940	$1,495,412
Index	$4,755,942	2.51%		$6,180,432	$1,866,050	$3,568,653
Interest Rate Non-U.S.	$800,543	0.42%		$5,683,422	$245,896	$3,566,156
Interest Rate U.S.	$4,409,299	2.33%		$7,637,376	$119,709	$5,369,918
Livestock	$193,346	0.10%		$416,644	$—	$254,784
Lumber	$2,511	—	% **	$8,390	$—	$5,598
Metals	$719,708	0.38%		$1,374,628	$120,620	$781,454
Softs	$676,647	0.36%		$797,902	$22,955	$521,678

Total	$14,969,362	7.90%

*	Annual average of month-end Values at Risk
**	Due to rounding

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

The following were the primary trading risk exposures of the Master Fund as of December 31, 2017, by market sector.

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

Softs.  The Master Fund’s primary commodities exposure is subject to agricultural price movements which are often directly affected by severe or unexpected weather conditions.  Coffee, cocoa and sugar accounted for the substantial bulk of the Master Fund’s commodity exposure.

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

Item 8. Financial Statements and Supplementary Data.

Cavendish Futures Fund LLC

The following financial statements and related items of the Fund are filed under this Item 8: Oath or Affirmation, Report of Independent Registered Public Accounting Firm, for the years ended December 31, 2017 and 2016; Statements of Financial Condition at December 31, 2017 and 2016; Statements of Operations for the years ended December 31, 2017, 2016 and 2015; Statements of Changes in Members’ Capital for the years ended December 31, 2017, 2016 and 2015; and Notes to Financial Statements.

CAVENDISH FUTURES FUND LLC

Financial Statements
with Report of Independent Registered Public Accounting Firm

For the years ended December 31, 2017 and 2016

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

For the years ended December 31, 2017 and 2016

Financial statements of Sydling WNT Master Fund LLC for the years ended December 31, 2017 and 2016 are attached to these financial statements and are an integral part thereof.

Report of Independent Registered Public Accounting Firm

To the Members and Board of Directors of Cavendish Futures Fund LLC

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of Cavendish Futures Fund LLC (the “Fund”) as of December 31, 2017 and 2016, the related statements of operations, changes in members’ capital and the financial highlights for the three years in the period ended December 31, 2017,  and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund at December 31, 2017 and 2016, and the results of its operations, the changes in its members’ capital and the financial highlights for each of the three years ended December 31, 2017 in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on the Fund’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Fund is not required to have, nor were we engaged to perform, an audit of the Fund’s internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Fund’s auditor since 2013

March 15, 2018

New York, New York

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

The management of Cavendish Futures Fund LLC has assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our assessment, management concluded that the Fund maintained effective internal control over financial reporting as of December 31, 2017 based on the criteria referred to above.

/s/ Jerry Pascucci	/s/ Jennifer Magro
Jerry Pascucci President and Director Sydling Futures Management LLC Trading Manager, Cavendish Futures Fund LLC	Jennifer Magro Chief Financial Officer Sydling Futures Management LLC Trading Manager, Cavendish Futures Fund LLC

Cavendish Futures Fund LLC

Statements of Financial Condition

December 31, 2017 and 2016

(Expressed in U.S. Dollars)

	2017	2016
ASSETS

Investment in Sydling WNT Master Fund LLC, at fair value	$183,350,875	$189,623,008
Cash (Note 3f)	1,269,067	1,863,996
Receivable from Sydling WNT Master Fund LLC	2,034,489	1,833,912
Total Assets	$186,654,431	$193,320,916

LIABILITIES

Subscriptions received in advance (Note 3f)	$1,165,000	$1,826,000
Redemption payable	1,689,784	1,453,446
Accrued expenses:
Advisory fees (Note 4b)	231,687	239,244
Administrative fees (Notes 4a and 4c)	77,229	79,748
Professional fees and other expenses	139,856	99,470
Total Liabilities	3,303,556	3,697,908

MEMBERS’ CAPITAL

Member Designee (25.000 units, respectively)	29,634	28,175
Non-managing members (154,654.270 units and 168,227.490 units)	183,321,241	189,594,833
Total Members’ Capital	183,350,875	189,623,008
Total Liabilities and Members’ Capital	$186,654,431	$193,320,916
Members’ Capital per unit (based on 154,679.270 units and 168,252.490 units)	$1,185.36	$1,127.01

See accompanying notes to financial statements and attached financial statements of Sydling WNT Master Fund LLC.

Cavendish Futures Fund LLC

Statements of Operations

For the years ended December 31, 2017, 2016 and 2015

(Expressed in U.S. Dollars)

	2017	2016	2015
INVESTMENT INCOME

Interest income allocated from Sydling WNT Master Fund LLC	$1,609,322	$473,865	$42,256

EXPENSES

Expenses allocated from Sydling WNT Master Fund LLC	6,885,718	7,151,461	5,549,875
Incentive fee (Note 4b)	—	410,292	2,112,137
Advisory fees (Note 4b)	2,815,226	2,937,633	2,297,061
Administrative fees (Notes 4a)	938,409	979,211	765,687
Professional fees and other expenses	431,736	304,249	416,457
Total Expenses	11,071,089	11,782,846	11,141,217

NET INVESTMENT INCOME/(LOSS)	(9,461,767)	(11,308,981)	(11,098,961)

TRADING RESULTS

Net realized gain/(loss) allocated from Sydling WNT Master Fund LLC	14,670,517	(2,774,585)	13,310,782
Net change in unrealized appreciation/(depreciation) allocated from Sydling WNT Master Fund LLC	3,552,429	259,264	(3,575,855)
Total Trading Results	18,222,946	(2,515,321)	9,734,927

Net income/(loss)	8,761,179	(13,824,302)	(1,364,034)
Net income/(loss) per unit of Members’ Capital *	$58.35	$(75.18)	$(4.17)

* Represents the changes in Members’ Capital per unit.

See accompanying notes to financial statements and attached financial statements of Sydling WNT Master Fund LLC.

Cavendish Futures Fund LLC

Statements of Changes in Members’ Capital

For the years ended December 31, 2017, 2016 and 2015

(Expressed in U.S. Dollars)

	Non-managing members	Member Designee	Total

Members’ Capital at December 31, 2014	$105,571,000	$30,159	$105,601,159

Subscriptions, 59,786.173 units of non-managing member interest	72,817,016	—	72,817,016

Redemptions, 4,656.794 units of non-managing member interest	(5,542,190)	—	(5,542,190)

Net income (loss)	(1,363,930)	(104)	(1,364,034)

Members’ Capital at December 31, 2015	$171,481,896	$30,055	$171,511,951

Subscriptions, 42,744.236 units of non-managing member interest	52,547,971	—	52,547,971

Redemptions, 17,157.938 units of non-managing member interest	(20,612,612)	—	(20,612,612)

Net income (loss)	(13,822,422)	(1,880)	(13,824,302)

Members’ Capital at December 31, 2016	$189,594,833	$28,175	$189,623,008

Subscriptions, 18,430.054 units of non-managing member interest	20,456,078	—	20,456,078

Redemptions, 32,003.274 units of non-managing member interest	(35,489,390)	—	(35,489,390)

Net income (loss)	8,759,720	1,459	8,761,179

Members’ Capital at December 31, 2017	$183,321,241	$29,634	$183,350,875

See accompanying notes to financial statements and attached financial statements of Sydling WNT Master Fund LLC.

Cavendish Futures Fund LLC

Financial Highlights

For the years ended December 31, 2017, 2016 and 2015

(Expressed in U.S. Dollars)

The following represents the ratios to average non-managing members’ capital and other supplemental information for the years indicated:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Per share operating performance: (a)
Members’ capital per unit, beginning of year	$1,127.01	$1,202.19	$1,206.36
Income from investment operations:
Net investment income/(loss)	(56.22)	(70.39)	(92.63)
Net realized and unrealized gain/(loss) from investment activities	114.57	(4.79)	88.46 (b)
Total from investment operations	58.35	(75.18)	(4.17)
Members’ capital per unit, end of year	$1,185.36	$1,127.01	$1,202.19

Ratio/Supplemental Data: (c)
Ratio of net investment income/(loss) to average Members’ capital	(5.12)%	(5.90)%	(7.47)%
Ratio of operating expenses to average Members’ capital before incentive fee	5.99%	5.93%	6.08%
Ratio of incentive fee to average Members’ capital	—	0.21%	1.42%
Ratio of operating expenses to average Members’ capital after incentive fee	5.99%	6.14%	7.50%

Total return before incentive fee (d)	5.18%	(6.04)%	1.07%
Incentive fee	—	(0.21)%	(1.42)%
Total return after incentive fee	5.18%	(6.25)%	(0.35)%
Members’ capital at end of year	$183,350,875	$189,623,008	$171,511,951

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
(c)

The average members’ capital used in the above ratios is calculated by using monthly members’ capital after period-end withdrawals. Ratios include the Fund’s share of income and expense allocated from the Master Fund.

(d)

Total return assumes a purchase of an interest in the Fund at the beginning of the year and a sale of the Fund interest on the last day of the year noted. Total return is reflected after all investment-related and operating expenses, including the Advisory and Administrative fees.

See accompanying notes to financial statements and attached financial statements of Sydling WNT Master Fund LLC.

Cavendish Futures Fund LLC

Notes to Financial Statements

December 31, 2017, 2016 and 2015

(Expressed in U.S. Dollars)

1.                                      Organization

Cavendish Futures Fund LLC (the “Fund”) is a Delaware limited liability company formed on August 7, 2012.  Trading operations of the Fund commenced on February 19, 2013.  The Fund’s investment objective is to seek to achieve capital appreciation through speculative trading in U.S. and international futures, options on futures and forward markets.  The Fund may also engage in swap and other derivative transactions upon approval of Sydling.  The Fund invests substantially all of its assets in Sydling WNT Master Fund LLC (the “Master Fund”), also a Delaware limited liability company, that has the same investment objective as the Fund.  The financial statements of the Master Fund, including the condensed schedule of investments, are included elsewhere in this report and should be read with the Fund’s financial statements.  The percentage of the Master Fund’s capital owned by the Fund at December 31, 2017 and 2016 was 100%.  The performance of the Fund is directly affected by the performance of the Master Fund.

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

In the normal course of business, the Fund may enter into contracts that contain a variety of representations that provide indemnification for certain liabilities.  The Fund’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Fund that have not yet occurred.  However, the Fund has not had any prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

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

Cavendish Futures Fund LLC

Notes to Financial Statements (continued)

December 31, 2017, 2016 and 2015

(Expressed in U.S. Dollars)

1.                                      Organization (continued)

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

2.                                      Going Concern

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

Cavendish Futures Fund LLC

Notes to Financial Statements (continued)

December 31, 2017, 2016 and 2015

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

e.               Investment in Master Fund

The Fund records its investment in the Master Fund at fair value and is represented by the Fund’s proportionate interest in the members’ capital of the Master Fund at December 31, 2017 and 2016.  Valuation of securities held by the Master Fund is discussed in the notes to the Master Fund’s financial statements.  The Fund records its pro rata share of the Master Fund’s income, expenses and realized and unrealized gains and losses.  The performance of the Fund is directly attributable to the performance of the Master Fund.  The Fund records its subscription and redemption of the capital account related to its investment in the Master Fund on the transaction date.  The Master Fund will adjust the capital account of the Fund.  Brokerage, clearing and transaction fees are incurred by the Master Fund and are reflected in the pro rata allocation received by the Fund from the Master Fund.

Cavendish Futures Fund LLC

Notes to Financial Statements (continued)

December 31, 2017, 2016 and 2015

(Expressed in U.S. Dollars)

3.                                      Significant Accounting Policies (continued)

f.                Subscriptions Received in Advance

Subscriptions received in advance represent the amounts paid by the non-managing members for a percentage ownership into the Fund which have not yet been added as members’ capital as of December 31, 2017 and 2016.  The amount paid is held as cash in the Fund’s escrow account and represents the cash on the Statements of Financial Condition.

g.              Redemptions Payable

Pursuant to ASC Topic 480, Distinguishing Liabilities from Equity, capital withdrawals effective December 31, 2017 and 2016 have been reflected as redemptions payable in the Statements of Financial Condition.

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

Tax positions with respect to tax at the Master Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. Management has analyzed the Master Fund’s tax positions for the open tax period and has concluded that no provision is required in the Master Fund’s financial statements.  The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Statements of Operations.  For the years ended December 31, 2017, 2016 and 2015, the Master Fund did not incur any interest or penalties.

4.                                      Related Party Transactions and Other Agreements

a.              Limited Liability Company Agreement

Sydling administers the business affairs of the Fund including selecting one or more advisors to make trading decisions for the Fund.  The Fund will pay Sydling a monthly administration fee in return for

Cavendish Futures Fund LLC

Notes to Financial Statements (continued)

December 31, 2017, 2016 and 2015

(Expressed in U.S. Dollars)

its services equal to 1/12 of 0.50% (0.50% per year) of month-end adjusted members’ capital of the Fund.  Month-end members’ capital, for the purpose of calculating administration fees are members’ capital, as defined in the Limited Liability Company Agreement, prior to the reduction of the current month’s incentive allocation accrual, the monthly advisory fee, Sydling’s administration fee and any redemptions or distributions as of the end of such month.  For the years ended December 31, 2017, 2016 and 2015, the Fund incurred administrative fees of $938,409, $979,211 and $765,687, respectively, of which $77,229, and $79,748 remained payable and is reflected on the Statements of Financial Condition as of December 31, 2017 and 2016, respectively.

Each unit, when purchased by a member, shall be fully paid and non-assessable.  No member shall be liable for Fund obligations in excess of the capital contributed by the member, plus such member’s share of undistributed profits, if any.

b.              Trading Advisory Agreement

Sydling, on behalf of the Fund, has entered into an advisory agreement (the “Trading Advisory Agreement”) with the Advisor, a registered commodity trading advisor.  The Advisor is not affiliated with Sydling or UBS Securities LLC, the Master Fund’s commodity broker, or its affiliates and is not responsible for the organization or operation of the Fund.  The Trading Advisory Agreement provides that the Advisor has sole discretion in determining the investment of the assets of the Fund.  During the years ended December 31, 2017, 2016 and 2015, the Fund paid the Advisor a monthly advisory fee equal to 1/12 of 1.5% (1.5% per year) of month-end members’ capital of the Fund.  Month-end members’ capital, for the purpose of calculating advisory fees are members’ capital, as defined in the Limited Liability Company Agreement, prior to the reduction of the current month’s incentive allocation accrual, the monthly advisory fee, Sydling’s administration fee and any redemptions or distributions as of the end of such month.  The Trading Advisory Agreement may be terminated upon notice by either party.  For the years ended December 31, 2017, 2016 and 2015, the Fund incurred advisory fees of $2,815,226, $2,937,633 and $2,297,061, respectively of which $231,687 and $239,244 remained payable and is reflected on the Statements of Financial Condition as of December 31, 2017 and 2016, respectively.

Cavendish Futures Fund LLC

Notes to Financial Statements (continued)

December 31, 2017, 2016 and 2015

(Expressed in U.S. Dollars)

4.                                      Related Party Transactions and Other Agreements (continued)

b.              Trading Advisory Agreement (continued)

In addition, the Advisor receives a quarterly incentive fee equal to 20% of New Trading Profits, as defined in the Trading Advisory Agreement, earned on behalf of the Fund during each calendar quarter and are issued as special member units.  The amounts of $410,292 and $2,112,137 represent the incentive fees earned on new trading profits earned for the years ended December 31, 2016 and 2015, respectively.  For the year ended December 31, 2017, the Fund did not earned any incentive fees.

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

Cavendish Futures Fund LLC

Notes to Financial Statements (continued)

December 31, 2017, 2016 and 2015

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

7.                                      Subsequent Events

Management has evaluated the impact of all subsequent events on the Fund through March 15, 2018, the date these financial statements were available to be issued.  Subsequent to year end additional subscriptions were received from the non-managing members totaling $5,428,400.  Subsequent to year end redemptions were paid to the non-managing members totaling $2,693,222.  Management has determined that there were no additional subsequent events requiring recognition or disclosure in the financial statements.

SYDLING WNT MASTER FUND LLC

Financial Statements
with Report of Independent Registered Public Accounting Firm

For the years ended December 31, 2017 and 2016

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

For the years ended December 31, 2017 and 2016

Report of Independent Registered Public Accounting Firm

To the Members and Board of Directors of Sydling WNT Master Fund LLC

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of Sydling WNT Master Fund LLC (the “Fund”), including the condensed schedules of investments as of December 31, 2017 and 2016, the related statements of operations, changes in member’s capital and the financial highlights for the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund at December 31, 2017 and 2016, and the results of its operations, the changes in its member’s capital and the financial highlights for each of the three years ended December 31, 2017 in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on the Fund’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Fund is not required to have, nor were we engaged to perform, an audit of the Fund’s internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Fund’s auditor since 2013

March 15, 2018

New York, New York

Sydling WNT Master Fund LLC

Statements of Financial Condition

December 31, 2017 and 2016

(Expressed in U.S. Dollars)

	2017	2016
ASSETS

Cash (including restricted cash of $20,253,846 and $23,311,302, respectively)	$180,260,068	$190,271,646
Net unrealized appreciation on open futures contracts	5,227,400	1,674,971
Interest receivable	512,251	118,169
Total Assets	$185,999,719	$192,064,786

LIABILITIES AND MEMBER’S CAPITAL

Redemptions payable	$2,034,489	$1,833,912
Accrued expenses:
Selling agent fees	542,289	560,050
Professional fees and other expenses	72,066	47,816
Total Liabilities	2,648,844	2,441,778

Member’s Capital	183,350,875	189,623,008
Total Liabilities and Member’s Capital	$185,999,719	$192,064,786

The accompanying notes are an integral part of these financial statements.

Sydling WNT Master Fund LLC

Condensed Schedules of Investments

December 31, 2017

(Expressed in U.S. Dollars)

			Percent of
Number of			Member’s
Contracts		Fair Value	Capital
	FUTURES CONTRACTS OWNED
819	CURRENCIES	$410,229	0.22%
639	ENERGY	1,982,511	1.08%
1,596	FINANCIALS	(738,847)	(0.40)%
75	GRAINS	(15,144)	(0.01)%
2,476	INDEX	1,022,279	0.56%
3	INDUSTRIALS	4,642	0.00%
53	MATERIALS	191,550	0.11%
153	MEATS	(3,705)	0.00%
764	METALS	3,870,421	2.11%
	TOTAL FUTURES CONTRACTS OWNED	6,723,936	3.67%

	FUTURES CONTRACTS SOLD
(816)	CURRENCIES	(584,626)	(0.32)%
(398)	ENERGY	(766,380)	(0.42)%
(2,513)	FINANCIALS	529,685	0.29%
(1,549)	GRAINS	390,480	0.21%
(409)	INDEX	(235,893)	(0.13)%
(183)	METALS	(829,802)	(0.45)%
	TOTAL FUTURES CONTRACTS SOLD	(1,496,536)	(0.82)%
	TOTAL FUTURES CONTRACTS	5,227,400	2.85%
	OTHER ASSETS IN EXCESS OF OTHER LIABILITIES	178,123,475	97.15%
	TOTAL MEMBER’S CAPITAL	$183,350,875	100.00%

Percentages shown represent a percentage of member’s capital as of December 31, 2017.

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

Sydling WNT Master Fund LLC

Statements of Operations

For the years ended December 31, 2017, 2016 and 2015

(Expressed in U.S. Dollars)

	2017	2016	2015
INVESTMENT INCOME

Interest income	$1,609,322	$473,865	$42,256
Total Investment Income	1,609,322	473,865	42,256

EXPENSES

Brokerage, clearing and transaction fees	197,880	3,588,227	5,527,858
Selling agent fees	6,589,338	3,464,734	—
Professional fees	98,500	98,500	22,017
Total Expenses	6,885,718	7,151,461	5,549,875
Net Investment (Loss)	(5,276,396)	(6,677,596)	(5,507,619)

NET REALIZED AND UNREALIZED GAIN/(LOSS) FROM DERIVATIVE INSTRUMENTS

Net realized gain/(loss) on futures and foreign currency	14,670,517	(2,774,585)	13,310,782
Net change in unrealized appreciation/(depreciation) on futures and foreign currency	3,552,429	259,264	(3,575,855)
Net Realized and Change in Unrealized Gain/(Loss) from Derivative Instruments	18,222,946	(2,515,321)	9,734,927
Net Income (Loss)	$12,946,550	$(9,192,917)	$4,227,308

The accompanying notes are an integral part of these financial statements.

Sydling WNT Master Fund LLC

Statements of Changes in Member’s Capital

For the years ended December 31, 2017, 2016 and 2015

(Expressed in U.S. Dollars)

	2017	2016	2015
INCREASE (DECREASE) IN MEMBER’S CAPITAL FROM OPERATIONS
Net investment income/(loss)	$(5,276,396)	$(6,677,596)	$(5,507,619)
Net realized gain/(loss) on futures and foreign currency	14,670,517	(2,774,585)	13,310,782
Net change in unrealized appreciation/(depreciation) on futures and foreign currency	3,552,429	259,264	(3,575,855)
Net Income (Loss)	12,946,550	(9,192,917)	4,227,308

INCREASE (DECREASE) IN MEMBER’S CAPITAL FROM CAPITAL TRANSACTIONS
Subscriptions	20,456,078	52,547,971	72,817,016
Redemptions	(39,674,761)	(25,243,997)	(11,141,097)
Net Increase (Decrease) in Member’s Capital Derived from Capital Transactions	(19,218,683)	27,303,974	61,675,919
Net Increase (Decrease) in Member’s Capital	(6,272,133)	18,111,057	65,903,227
Member’s Capital at Beginning of Year	189,623,008	171,511,951	105,608,724
Member’s Capital at End of Year	$183,350,875	$189,623,008	$171,511,951

The accompanying notes are an integral part of these financial statements.

Sydling WNT Master Fund LLC

Financial Highlights

For the years ended December 31, 2017, 2016 and 2015

(Expressed in U.S. Dollars)

The following represents the ratios to average member’s capital and other supplemental information for the years indicated:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Ratio/Supplemental Data:
Ratio of net investment income/(loss) to average member’s capital (a)	(2.86)%	(3.48)%	(3.70)%
Ratio of total expenses to average member’s capital (a)	3.73%	3.72%	3.73%
Total return (b)	7.55%	(3.94)%	3.63%
Member’s capital at end of year	$183,350,875	$189,623,008	$171,511,951

Total return and the ratios to average member’s capital are calculated for investor’s capital taken as a whole.  An individual investor’s capital may vary from these ratios and total return based on the timing of capital transactions.

(a)	The average member’s capitals used in the above ratios are calculated by using monthly member’s capital after period-end withdrawals.

(b)

Total return is calculated based on a time-weighted rate of return methodology. Monthly rates of return are compounded to derive the total return reflected above. Total return is reflected after all investment-related and operating expenses.

The accompanying notes are an integral part of these financial statements.

Sydling WNT Master Fund LLC

Notes to Financial Statements

December 31, 2017, 2016 and 2015

(Expressed in U.S. Dollars)

1.                                      Organization

Sydling WNT Master Fund LLC (the “Master Fund”) is a Delaware limited liability company formed on August 7, 2012.  Trading operations of the Master Fund commenced on February 19, 2013.  The Master Fund’s investment objective is to achieve capital appreciation through speculative trading in U.S. and international futures, options on futures and forward markets.  The Fund may also engage in swap and other derivate transactions upon approval of Sydling Futures Management LLC (“Sydling”).

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

In the normal course of business, the Master Fund may enter into contracts that contain a variety of representations that provide indemnification for certain liabilities.  The Master Fund’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Master Fund that have not yet occurred.  However, the Master Fund has not had any prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

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

Sydling WNT Master Fund LLC

Notes to Financial Statements (continued)

December 31, 2017, 2016 and 2015

(Expressed in U.S. Dollars)

1.                                      Organization (continued)

BNY Mellon Investment Servicing (US) Inc. serves as administrator (the “Administrator”) of the Master Fund.

UBS Securities LLC (“UBS”) is the commodity broker (the “Commodity Broker”) for the Master Fund.  UBS is also an affiliate of Sydling.

2.                                      Going Concern

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

Sydling WNT Master Fund LLC

Notes to Financial Statements (continued)

December 31, 2017, 2016 and 2015

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

Level 1 – quoted market prices (unadjusted) in active markets for identical assets or liabilities.

Level 2 – valuation techniques for which all significant inputs are market observable, either directly or indirectly.

Level 3 – valuation techniques which include significant inputs that are not based on observable market data.

The Master Fund recognizes transfers into and out of the levels indicated above at the end of the reporting period.  During the years ended December 31, 2017, 2016 and 2015, there were no transfers amongst Levels 1, 2 and 3 of the valuation hierarchy.

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

December 31, 2017, 2016 and 2015

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

The Master Fund considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1).  The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) and for those contracts that are priced using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).  As of and for the years ended December 31, 2017, 2016 and 2015, the Master Fund did not hold any derivative instruments for which market quotations are not readily available and which are priced by broker-dealers who derive fair values for these assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).  The gross presentation of the fair value of the Master Fund’s derivatives by instrument type is shown in Note 5, “Trading Activities”.

At December 31, 2017 and 2016, financial instruments recorded at fair value, consisted of the following:

ASSET TABLE

Description	Total Fair Value at December 31, 2017	Level 1	Level 2	Level 3
Futures Contracts	$9,964,270	$9,964,270	$—	$—
Total Assets	$9,964,270	$9,964,270	$—	$—

LIABILITIES TABLE

Description	Total Fair Value at December 31, 2017	Level 1	Level 2	Level 3
Futures Contracts	$4,736,870	$4,736,870	$—	$—
Total Liabilities	$4,736,870	$4,736,870	$—	$—

Net Assets and Liabilities	$5,227,400	$5,227,400	$—	$—

Sydling WNT Master Fund LLC

Notes to Financial Statements (continued)

December 31, 2017, 2016 and 2015

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

December 31, 2017, 2016 and 2015

(Expressed in U.S. Dollars)

3.                                      Significant Accounting Policies (continued)

d.              Fair Value Measurements (continued)

The fair value of the Master Fund’s assets and liabilities which qualify as financial instruments approximates the carrying amounts presented in the Statements of Financial Condition.

e.               Redemptions Payable

Pursuant to ASC Topic 480, Distinguishing Liabilities from Equity, capital withdrawals effective December 31, 2017 and 2016 have been reflected as redemptions payable in the Statements of Financial Condition.

f.                Cash

Cash represents cash held on deposit and in segregated accounts with UBS.  The Master Fund considers all cash and short term deposits with original maturity of three months or less to be cash or cash equivalents.  There are no cash equivalents held as at December 31, 2017 and 2016.  Cash includes the initial cash margin of $20,253,846 and $23,311,302 held by UBS against open derivative positions at December 31, 2017 and 2016, respectively.  Cash includes foreign cash balances equal to $8,230,371 (cost $8,076,884) and $5,152,078 (cost $5,342,151) at December 31, 2017 and 2016, respectively.

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

The Master Fund earns interest income on 100% of the average daily equity in the Master Fund’s brokerage account at a rate equal to the monthly average 30-day U.S. Treasury bill rate.

Sydling WNT Master Fund LLC

Notes to Financial Statements (continued)

December 31, 2017, 2016 and 2015

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

Tax positions with respect to tax at the Master Fund level not deemed to meet the “more-likely-than not” threshold would be recorded as a tax benefit or expense in the current year.  Management has analyzed the Master Fund’s tax positions for the open tax period and has concluded that no provision is required in the Master Fund’s financial statements.  The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Statements of Operations.  For the years ended December 31, 2017, 2016 and 2015, the Master Fund did not incur any interest or penalties.

Sydling WNT Master Fund LLC

Notes to Financial Statements (continued)

December 31, 2017, 2016 and 2015

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

For the years ended December 31, 2017, 2016 and 2015, the Master Fund incurred brokerage commissions and trading fees of $197,880, $3,588,227 and $5,527,858.  For the year ended December 31, 2017 and 2016, the Master Fund incurred selling agent fees of $6,589,338 and $3,464,734 of which $542,289 and $560,050 remained payable as of December 31, 2017 and 2016.

Sydling WNT Master Fund LLC

Notes to Financial Statements (continued)

December 31, 2017, 2016 and 2015

(Expressed in U.S. Dollars)

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

All of the commodity interests owned by the Master Fund are held for trading purposes.  The average number of futures contracts traded for the years ended December 31, 2017 and 2016, based on a monthly calculation, was 6,727 and 5,859, respectively.

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

Sydling WNT Master Fund LLC

Notes to Financial Statements (continued)

December 31, 2017, 2016 and 2015

(Expressed in U.S. Dollars)

5.                                      Trading Activities (continued)

The following table indicated the gross fair values of derivative instruments of futures contracts as separate assets and liabilities as of December 31, 2017 and 2016.

	December 31, 2017	December 31, 2016
ASSETS
Futures Contracts
Currencies	$661,014	$202,384
Energy	2,053,455	185,114
Financials	623,764	781,990
Grains	611,833	1,073,984
Index	1,897,815	2,068,125
Industrials	4,642	616
Materials	191,550	50,650
Meats	77,440	85,540
Metals	3,842,757	615,613
Total unrealized appreciation on open futures contracts	$9,964,270	$5,064,016

LIABILITIES
Futures Contracts
Currencies	$(835,411)	$(495,296)
Energy	(837,324)	(136,329)
Financials	(832,926)	(203,240)
Grains	(236,497)	(455,424)
Index	(1,111,429)	(955,793)
Meats	(81,145)	(31,695)
Metals	(802,138)	(1,111,268)
Total unrealized depreciation on open futures contracts	$(4,736,870)	$(3,389,045)

Net unrealized appreciation on open futures contracts*	$5,227,400	$1,674,971

* These amounts are shown in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

Sydling WNT Master Fund LLC

Notes to Financial Statements (continued)

December 31, 2017, 2016 and 2015

(Expressed in U.S. Dollars)

5.                                      Trading Activities (continued)

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the years ended December 31, 2017, 2016 and 2015.

	For the year ended	For the year ended	For the year ended
	December 31, 2017	December 31, 2016	December 31, 2015
	Gain (loss)	Gain (loss)	Gain (loss)
Sector	from trading	from trading	from trading
Currencies	$(8,094,229)	$2,664,461	$1,487,446
Energy	(1,673,412)	(7,069,507)	9,339,097
Financials	(6,136,614)	11,982,633	3,143,613
Grains	947,820	(1,838,139)	233,536
Index	34,497,369	318,890	(7,252,769)
Industrials	25,168	(24,200)	11,880
Materials	85,575	95,350	(149,880)
Meats	392,070	82,847	516,381
Metals	(1,820,801)	(8,727,656)	2,405,623
	$18,222,946 **	$(2,515,321)**	$9,734,927 **

** These amounts are shown in “Net Realized and Change in Unrealized Gain/(Loss) from Derivative Instruments” on the Statements of Operations.

6.                                      Financial Instruments Risks

In the normal course of business, the Master Fund is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments.  These financial instruments may include futures, forwards and options on futures whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument.  These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”).  Exchange-traded instruments are standardized and include futures and certain forward and options contracts.  OTC contracts are negotiated between contracting parties and include certain swaps, forwards and options contracts.  Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted.  The purchaser of an option

Sydling WNT Master Fund LLC

Notes to Financial Statements (continued)

December 31, 2017, 2016 and 2015

(Expressed in U.S. Dollars)

6.                                      Financial Instruments Risks (continued)

may lose the entire premium paid for the option.  The writer, or seller, of an option has unlimited risk.  Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk.  In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.  For the years ended December 31, 2017 and 2016, the Master Fund traded futures contracts only.

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

7.                                      Subsequent Events

Management has evaluated the impact of all subsequent events on the Master Fund through March 15, 2018, the date these financial statements were available to be issued.  Subsequent to year end additional subscriptions were received from the Fund totaling $5,428,400.  Subsequent to year end redemptions were paid to the Fund totaling $3,369,037.  Management has determined that there were no additional subsequent events requiring recognition or disclosure in the financial statements.

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

The Member Designee’s President and CFO have evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2017 and, based on that evaluation, the President and CFO have concluded that at that date the Fund’s disclosure controls and procedures were effective.

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

There were no changes in the Fund’s internal control over financial reporting during the fiscal quarter ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Item 11. Executive Compensation.

The Fund has no directors or officers. Its affairs are managed by the Member Designee, which receives compensation for its services, as set forth under “Item 1. Business.” UBS Securities, an affiliate of the Member Designee, is the commodity broker for the Fund and receives brokerage commissions for such services, as described under “Item 1. Business.” During the years ended December 31, 2017, 2016 and 2015, UBS Securities earned $197,880, $3,588,227 and $5,527,858, respectively, in brokerage commissions and clearing fees from the Master Fund. The Advisor earned $2,815,226, $2,937,633 and $2,297,061 in advisory fees during 2017, 2016 and 2015, respectively. The Member Designee earned $938,409, $979,211 and $765,687 in administrative fees during 2017, 2016 and 2015, respectively. The Advisor earned an incentive fee of $0, $410,292 and $2,112,137 for the years ended December 31, 2017, 2016 and 2015, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners. As of February 28, 2017, there was one beneficial owner of more than 5% of the Redeemable Units outstanding.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Redeemable Units		Redeemable Units		%

Limited Liability	Platinum Business Investment Company	10,657.675	6.89%

(b) Security ownership of management. Under the terms of the LLC Agreement, the Fund’s affairs are managed by the Member Designee. The following table indicates securities owned by management as of December 31, 2017:

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

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees. The aggregate fees billed and accrued for each of the last two fiscal years for professional services rendered by Ernst & Young LLP (“EY”) in the years ended December 31, 2017 and 2016 for the audit of the Fund’s annual financial statements, review of financial statements included in the Fund’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2017	$35,900
2016	$35,900

(2) Audit-Related Fees. None

(3) Tax Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by EY for tax compliance and tax advice given in the preparation of the Fund’s Schedule K1s, the preparation of the Fund’s Form 1065 and preparation of State Tax Returns were:

2017	$60,000
2016	$60,000

(4) All Other Fees. None.

(5) Not Applicable.

(6) Not Applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)	Financial Statements:

Statements of Financial Condition at December 31, 2017 and 2016

Statements of Operations for the years ended December 31, 2017, 2016 and 2015

Statements of Changes in Members’ Capital for the years ended December 31, 2017, 2016 and 2015

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

(a)	Letter from Sydling extending the Trading Advisory Agreement for 2015, dated June 29, 2014 (filed as Exhibit 10.4(a) to the Form 10-Q filed on August 14, 2014 and incorporated herein by reference).

(b)	Letter from Sydling extending the Trading Advisory Agreement for 2016, dated June 26, 2015 (filed as Exhibit 10.4(b) to the Form 10-Q filed on August 14, 2015 and incorporated herein by reference).

(c)	Letter from Sydling extending the Trading Advisory Agreement for 2017, dated June 16, 2016 (filed as Exhibit 10.4(c) to the Form 10-Q filed on November 14, 2016 and incorporated herein by reference).

(d)	Letter from Sydling extending the Trading Advisory Agreement for 2018, dated June 30, 2017 (filed as Exhibit 10.4(c) to the Form 10-Q filed on November 14, 2017 and incorporated herein by reference).

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
Date: March 30, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/Jerry Pascucci	/s/ Daryl Dewbrey	/s/ James Pellicane
Jerry Pascucci	Daryl Dewbrey	James Pellicane
President and Director	Director	Director
Sydling Futures Management LLC	Sydling Futures Management LLC	Sydling Futures Management LLC
Date: March 30, 2018	Date: March 30, 2018	Date: March 30, 2018

/s/ Jennifer Magro	/s/ William Frey
Jennifer Magro	William Frey
Chief Financial Officer	Director
Sydling Futures Management LLC	Sydling Futures Management LLC
Date: March 30, 2018	Date: March 30, 2018

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

Annual Report to Members

No proxy material has been sent to Members.