Form 10-Q
period 2018-03-31
Cavendish Futures Fund LLC
filed 2018-05-15
CIK 1562622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April 30, 2018, 155,444.039 Limited Liability Company Redeemable Units were outstanding.

CAVENDISH FUTURES FUND LLC

Form 10-Q

Index

		Page
		Number

PART I — Financial Information:
Item 1.	Financial Statements:

	Statements of Financial Condition at March 31, 2018 (unaudited) and December 31, 2017	3

	Statements of Operations and Changes in Members’ Capital for the three months ended March 31, 2018 and 2017 (unaudited)	4

	Notes to Financial Statements, including the Financial Statements of Sydling WNT Master Fund LLC (unaudited)	5 – 18

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19 – 21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22 – 23

Item 4.	Controls and Procedures	24

PART II — Other Information		25 – 27

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

Exhibit 101.CAL — XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.LAB — XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE — XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit 101.DEF — XBRL Taxonomy Extension Definition Document.

PART I

Item 1.  Financial Statements

Cavendish Futures Fund LLC

Statements of Financial Condition

	(Unaudited)
	March 31,2018	December 31, 2017
ASSETS

Investment in Sydling WNT Master Fund LLC, at fair value	$175,473,188	$183,350,875
Cash	1,935,454	1,269,067
Receivable from Sydling WNT Master Fund LLC	2,324,355	2,034,489
Total Assets	$179,732,997	$186,654,431

LIABILITIES

Subscriptions received in advance	$1,833,000	$1,165,000
Redemptions payable	2,001,511	1,689,784
Accrued expenses:
Advisory fees	222,214	231,687
Administrative fees	74,071	77,229
Professional fees and other expenses	129,013	139,856
Total Liabilities	4,259,809	3,303,556

MEMBERS’ CAPITAL

Member Designee (25.000 Redeemable Units)	28,254	29,634
Non-managing members (155,236.918 and 154,654.270 Redeemable Units)	175,444,934	183,321,241

Total Members’ Capital	175,473,188	183,350,875
Total Liabilities and Members’ Capital	$179,732,997	$186,654,431
Members’ Capital per Redeemable Unit (based on 155,261.918 and 154,679.270 Redeemable Units)	$1,130.18	$1,185.36

See accompanying notes to financial statements and attached financial statements of Sydling WNT Master Fund LLC.

Cavendish Futures Fund LLC

Statements of Operations and Changes in Members’ Capital

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017

INVESTMENT INCOME

Interest allocated from Sydling WNT Master Fund LLC	$669,536	$266,316

EXPENSES

Expenses allocated from Sydling WNT Master Fund LLC	1,705,388	1,753,098
Advisory fees	689,645	719,228
Administrative fees	229,882	239,743
Professional fees and other expenses	79,133	73,256
Total Expenses	2,704,048	2,785,325

NET INVESTMENT (LOSS)	(2,034,512)	(2,519,009)

TRADING RESULTS

Net realized gain/(loss) allocated from Sydling WNT Master Fund LLC	(4,294,251)	4,873,828
Net change in unrealized appreciation/(depreciation) allocated from Sydling WNT Master Fund LLC	(2,282,591)	(2,405,136)
Total Trading Results	(6,576,842)	2,468,692

Net income/(loss)	(8,611,354)	(50,317)

Subscriptions — 4,545.902 units of non-managing member interest	5,428,400	7,371,478
Redemptions — 3,963.254 units of non-managing member interest	(4,694,733)	(5,913,858)

Net increase/(decrease) in Members’ Capital	(7,877,687)	1,407,303

Members’ Capital, beginning of period	$183,350,875	$189,623,008

Members’ Capital, end of period	$175,473,188	$191,030,311

Net income/(loss) per Redeemable Unit*	$(55.18)	$(0.64)

Weighted average Redeemable Units outstanding	154,584.143	169,077.406

See accompanying notes to financial statements and attached financial statements of Sydling WNT Master Fund LLC.

* Represents the changes in Members’ Capital per unit

Cavendish Futures Fund LLC

Notes to Financial Statements

March 31, 2018

(Unaudited)

1.  General

Cavendish Futures Fund LLC (the “Fund”) is a Delaware limited liability company formed on August 7, 2012.  Trading operations of the Fund commenced on February 19, 2013.  The Fund’s investment objective is to achieve capital appreciation through speculative trading in U.S. and international futures, options on futures and forward markets.  The Fund may also engage in swap and other derivative transactions upon approval of Sydling Futures Management LLC (“Sydling”).  The Fund privately and continuously offers redeemable units of limited liability company interest in the Fund (“Redeemable Units”) to qualified investors and subscriptions are generally accepted monthly.  There is no maximum number of Redeemable Units that may be sold by the Fund.  The Fund invests substantially all of its assets in the Sydling WNT Master Fund LLC (“Master Fund”), also a Delaware limited liability company, which has the same investment objective as the Fund.  The Master Fund’s Statements of Financial Condition, including Condensed Schedules of Investments and Statements of Operations and Changes in Members’ Capital are included herein.  The percentage of the Master Fund’s capital owned by the Fund at March 31, 2018 and December 31, 2017 was 100%.  The performance of the Fund is directly affected by the performance of the Master Fund.

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

The Fund pays (or causes the Master Fund to pay on its behalf) an ongoing selling agent fee to UBS Financial Services equal to 3.5% per year of the adjusted month-end net assets of the Fund.

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

The accompanying financial statements and notes are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read in conjunction with the financial statements and notes included in the Fund’s Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission (the “SEC”).

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

The Master Fund’s Statements of Financial Condition and Condensed Schedules of Investments as of March 31, 2018 and December 31, 2017 and Statements of Operations and Changes in Members’ Capital for the three months ended March 31, 2018 and 2017 are presented below:

Sydling WNT Master Fund LLC

Statements of Financial Condition

	(Unaudited)
	March 31, 2018	December 31, 2017

ASSETS

Cash (including restricted cash of $11,594,572 and $20,253,846, respectively)	$174,775,837	$180,260,068
Net unrealized appreciation on open futures contracts	2,944,809	5,227,400
Interest receivable	650,433	512,251
Total Assets	$178,371,079	$185,999,719

LIABILITIES AND MEMBER’S CAPITAL

Redemptions payable	$2,324,355	$2,034,489
Accrued expenses:
Selling agent fees	520,093	542,289
Professional fees and other expenses	53,443	72,066
Total Liabilities	2,897,891	2,648,844

MEMBER’S CAPITAL

Member’s Capital	175,473,188	183,350,875
Total Liabilities and Member’s Capital	$178,371,079	$185,999,719

Sydling WNT Master Fund LLC

Condensed Schedule of Investments

March 31, 2018

(Unaudited)

			Percent of
Number of			Member’s
Contracts		Fair Value	Capital
	FUTURES CONTRACTS OWNED
544	CURRENCIES	$12,551	0.01%
868	ENERGY	2,319,761	1.32%
118	FINANCIALS	60,767	0.04%
32	GRAINS	3,964	—%
371	INDEX	(1,401,520)	(0.80)%
3	INDUSTRIALS	4,103	—%
51	MATERIALS	119,110	0.07%
430	METALS	(1,372,619)	(0.78)%
	TOTAL FUTURES CONTRACTS OWNED	(253,883)	(0.14)%

	FUTURES CONTRACTS SOLD
(421)	CURRENCIES	113,501	0.07%
(3,574)	FINANCIALS	628,026	0.36%
(1,431)	GRAINS	667,806	0.38%
(179)	INDEX	638,793	0.36%
(61)	MEATS	58,960	0.03%
(483)	METALS	1,091,606	0.62%
	TOTAL FUTURES CONTRACTS SOLD	3,198,692	1.82%
	TOTAL FUTURES CONTRACTS	2,944,809	1.68%
	OTHER ASSETS IN EXCESS OF OTHER LIABILITIES	172,528,379	98.32%
	TOTAL MEMBER’S CAPITAL	$175,473,188	100.00%

Percentages shown represent a percentage of member’s capital as of March 31, 2018.

Sydling WNT Master Fund LLC

Condensed Schedule of Investments

December 31, 2017

			Percent of
Number of			Member’s
Contracts		Fair Value	Capital
	FUTURES CONTRACTS OWNED
819	CURRENCIES	$410,229	0.22%
639	ENERGY	1,982,511	1.08%
1,596	FINANCIALS	(738,847)	(0.40)%
75	GRAINS	(15,144)	(0.01)%
2,476	INDEX	1,022,279	0.56%
3	INDUSTRIALS	4,642	—%
53	MATERIALS	191,550	0.11%
153	MEATS	(3,705)	—%
764	METALS	3,870,421	2.11%
	TOTAL FUTURES CONTRACTS OWNED	6,723,936	3.67%

	FUTURES CONTRACTS SOLD
(816)	CURRENCIES	(584,626)	(0.32)%
(398)	ENERGY	(766,380)	(0.42)%
(2,513)	FINANCIALS	529,685	0.29%
(1,549)	GRAINS	390,480	0.21%
(409)	INDEX	(235,893)	(0.13)%
(183)	METALS	(829,802)	(0.45)%
	TOTAL FUTURES CONTRACTS SOLD	(1,496,536)	(0.82)%
	TOTAL FUTURES CONTRACTS	5,227,400	2.85%
	OTHER ASSETS IN EXCESS OF OTHER LIABILITIES	178,123,475	97.15%
	TOTAL MEMBER’S CAPITAL	$183,350,875	100.00%

Percentages shown represent a percentage of member’s capital as of December 31, 2017.

Sydling WNT Master Fund LLC

Statements of Operations and Changes in Member’s Capital

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017

INVESTMENT INCOME

Interest income	$669,536	$266,316

EXPENSES

Clearing and transaction fees	67,402	45,150
Selling agent fees	1,614,111	1,683,323
Professional fees	23,875	24,625
Total Expenses	1,705,388	1,753,098

NET INVESTMENT (LOSS)	(1,035,852)	(1,486,782)

NET REALIZED AND UNREALIZED GAIN/(LOSS) FROM DERIVATIVE INSTRUMENTS

Net realized gain/(loss) on futures and foreign currency	(4,294,251)	4,873,828
Net change in unrealized appreciation/(depreciation) on futures and foreign currency	(2,282,591)	(2,405,136)
Net Realized and Change in Unrealized Gain/(Loss) from Derivative Instruments	(6,576,842)	2,468,692

Net income/(loss)	(7,612,694)	981,910

INCREASE/(DECREASE) IN MEMBER’S CAPITAL FROM CAPITAL TRANSACTIONS

Subscriptions	5,428,400	7,371,478
Redemptions	(5,693,393)	(6,946,085)

Net Increase in Member’s Capital Derived from Capital Transactions	(264,993)	425,393
Net Increase in Member’s Capital	(7,877,687)	1,407,303
Member’s Capital, Beginning of Period	183,350,875	189,623,008
Member’s Capital, End of Period	$175,473,188	$191,030,311

2.              Financial Highlights

Changes in the net asset value per Redeemable Unit for the three months ended March 31, 2018 and 2017 are as follows:

Financial Highlights of the Fund:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Per share operating performance: (a)
Members’ capital per Redeemable Unit, beginning of period	$1,185.36	$1,127.01
Income/(loss) from investment operations:
Net investment (loss) including incentive fee	(13.04)	(14.73)
Net realized and unrealized gain/(loss) from investment activities	(42.14)	14.09
Total from investment operations	(55.18)	(0.64)
Members’ capital per Redeemable Unit, end of period	$1,130.18	$1,126.37

Ratio/Supplemental Data: (b)
Ratio of net investment (loss) to average Members’ capital	(4.48)%	(5.32)%
Ratio of total expenses to average Members’ capital	5.95%	5.88%
Ratio of incentive fee to average Members’ capital	—%	—%
Ratio of total expenses and incentive fee to average Members’ capital	5.95%	5.88%

Total return before incentive fee (c)	(4.66)%	(0.06)%
Incentive fee	—%	—%
Total return after incentive fee	(4.66)%	(0.06)%

Members’ capital at end of period	$175,473,188	$191,030,311

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

Financial Highlights of the Master Fund:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Ratio/Supplemental Data: (a)
Ratio of net investment loss to average member’s capital	(2.27)%	(3.14)%
Ratio of total expenses to average member’s capital	3.74%	3.70%
Total return (b)	(4.14)%	0.48%
Member’s capital at end of period	$175,473,188	$191,030,311

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

All of the commodity interests owned by the Master Fund are held for trading purposes.  The average number of futures contracts traded for the three months ended March 31, 2018 and 2017, based on a monthly calculation, was 6,679 and 6,561, respectively.

The following tables indicate the gross fair values of derivative instruments of the Master Fund’s futures contracts as separate assets and liabilities as of March 31, 2018 and December 31, 2017.

	(Unaudited)
	March 31, 2018	December 31, 2017
ASSETS
Futures Contracts
Currencies	$345,206	$661,014
Energy	2,319,761	2,053,455
Financials	1,256,717	623,764
Grains	1,048,700	611,833
Index	678,732	1,897,815
Industrials	4,103	4,642
Materials	119,110	191,550
Meats	70,140	77,440
Metals	1,072,376	3,842,757
Total unrealized appreciation on open futures contracts	$6,914,845	$9,964,270

LIABILITIES
Futures Contracts
Currencies	$(219,154)	$(835,411)
Energy	—	(837,324)
Financials	(567,923)	(832,926)
Grains	(376,929)	(236,497)
Index	(1,441,459)	(1,111,429)
Meats	(11,180)	(81,145)
Metals	(1,353,391)	(802,138)
Total unrealized depreciation on open futures contracts	$(3,970,036)	$(4,736,870)

Net unrealized appreciation (depreciation) on open futures contracts*	$2,944,809	$5,227,400

* These amounts are presented as Net unrealized appreciation or (depreciation) on open futures contracts on the Master Fund’s Statements of Financial Condition.

The following table indicates the trading gains and losses, by market sector, on the Master Fund’s derivative instruments for the three months ended March 31, 2018 and 2017.

	Three months ended March 31, 2018	Three months ended March 31, 2017
Sector	Gain/(loss) from trading	Gain/(loss) from trading

Currencies	$(2,498,856)	$(2,842,009)
Energy	(566,327)	(1,943,280)
Financials	384,301	(1,832,372)
Grains	(780,663)	(670,464)
Index	(1,329,383)	11,128,695
Industrials	26,279	3,267
Materials	45,955	150,880
Meats	(94,255)	156,255
Metals	(1,763,893)	(1,682,280)
	$(6,576,842)**	$2,468,692 **

** These amounts are presented as “Net Realized and Change in Unrealized Gain/(Loss) from Derivative Instruments” on the Master Fund’s Statements of Operations and Changes in Members’ Capital.

The volume of activity of futures that are presented in the Master Fund’s Condensed Schedule of Investments is consistent with the average monthly activity during the periods ended March 31, 2018 and 2017.

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

The Master Fund recognizes transfers into and out of the levels indicated above at the end of the reporting period.  During the periods ended March 31, 2018 and December 31, 2017, there were no transfers amongst Levels 1, 2 and 3 of the valuation hierarchy.

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

The Master Fund considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1).  The values of non exchange-traded forward, swap and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) and for those contracts that are priced using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). As of and for the periods ended March 31, 2018 and December 31, 2017, the Master Fund did not hold any derivative instruments for which market quotations are not readily available and which are priced by broker-dealers who derive fair values for these assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

The following is a summary of the Master Fund’s investments at fair value.  The inputs or methodology used for valuing derivative instruments are not necessarily an indication of the risk associated with investing in those derivative instruments.

ASSET TABLE (Unaudited)

Description	Total Fair Value at March 31, 2018	Level 1	Level 2	Level 3
Future Contracts	$6,914,845	$6,914,845	$—	$—
Total Assets	$6,914,845	$6,914,845	$—	$—

LIABILITIES TABLE (Unaudited)

Description	Total Fair Value at March 31, 2018	Level 1	Level 2	Level 3
Future Contracts	$3,970,036	$3,970,036	$—	$—
Total Liabilities	$3,970,036	$3,970,036	$—	$—
Net Assets and (Liabilities)	$2,944,809	$2,944,809	$—	$—

ASSET TABLE

Description	Total Fair Value at December 31, 2017	Level 1	Level 2	Level 3
Futures Contracts	$9,964,270	$9,964,270	$—	$—
Total Assets	$9,964,270	$9,964,270	$—	$—

LIABILITIES TABLE

Description	Total Fair Value at December 31, 2017	Level 1	Level 2	Level 3
Future Contracts	$4,736,870	$4,736,870	$—	$—
Total Liabilities	$4,736,870	$4,736,870	$—	$—
Net Assets and (Liabilities)	$5,227,400	$5,227,400	$—	$—

5.              Financial Instrument Risks

In the normal course of business, the Master Fund is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments.  These financial instruments may include futures, forwards and options on futures whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument.  These instruments may be traded on an exchange, a swap execution facility (“SEF”), or over-the-counter (“OTC”).  Exchange-traded instruments are standardized and include futures and certain forward and options contracts.  OTC contracts are negotiated between contracting parties and include certain forward, option and swap contracts.  Certain swap contracts may also be traded on a SEF. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted.  The purchaser of an option may lose the entire premium paid for the option.  The writer, or seller, of an option has unlimited risk.  Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk.  In general, the risks associated with OTC contracts are greater than those associated with exchange-traded or SEF traded instruments because of the greater risk of default by the counterparty to an OTC contract.  For the three months ended March 31, 2018 and 2017 the Master Fund traded futures contracts only.

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

6.              Significant Accounting Policies

The Fund’s and the Master Fund’s accounting policies are the same and are consistent with the accounting policies in the Fund’s financial statements on Form 10-K for the year ended December 31, 2017.

The Fund and the Master Fund have determined their status as investment companies and as such, follow the accounting and reporting requirements of Accounting Standards Codification (“ASC”) 946, Financial Services — Investment Companies.

Statement of Cash Flows. The Fund is not required to provide a Statement of Cash Flows in accordance with ASC 230 — Statement of Cash Flows.

Investment in Master Fund. The Fund records its investment in the Master Fund at fair value and is represented by the Fund’s proportionate interest in the capital of the Master Fund at March 31, 2018 and December 31, 2017.  Valuation of securities held by the Master Fund is discussed in the Notes to the Master Fund’s financial statements on Form 10-K for the year ended December 31, 2017.  The Fund records its pro rata share of the Master Fund’s income, expenses and realized and unrealized gains and losses.  The performance of the Fund is directly attributable to the performance of the Master Fund.  The Fund records its subscription and withdrawal of the capital account related to its investment in the Master Fund on the transaction date.   The Master Fund will adjust the capital account of the Fund.  Brokerage, clearing and transaction fees are incurred by the Master Fund and are reflected in the pro rata allocation received by the Fund from the Master Fund.

Subscriptions Received in Advance. Subscriptions received in advance represent amounts paid by the non-managing Members for a percentage ownership into the Fund which have not yet been added as Members’ capital as of March 31, 2018 and December 31, 2017. The amount paid is held as cash in the Fund’s escrow account and represents the cash on the Fund’s Statements of Financial Condition.

Redemptions Payable.  Pursuant to ASC Topic 480, Distinguishing Liabilities from Equity, capital withdrawals effective March 31, 2018 and December 31, 2017 have been reflected as redemptions payable in the Statements of Financial Condition.

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

Tax positions with respect to tax at the Master Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. Sydling has analyzed the Master Fund’s tax positions for the open tax period and has concluded that no provision is required in the Master Fund’s financial statements.  The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in its Statements of Income.  For the periods ended March 31, 2018 and December 31, 2017, the Master Fund did not incur any interest or penalties.

The Master Fund earns interest income on 100% of the average daily equity in the Master Fund’s brokerage account at a rate equal to the monthly average 30-day U.S. Treasury bill rate.

7.              Subsequent Events

Sydling has evaluated the impact of all subsequent events on the Fund through the date of the filing.  Subsequent to March 31, 2018, additional subscriptions were received from the non-managing Members totaling $1,043,200.  Subsequent to March 31, 2018, redemptions of $1,664,974 will be paid to the non-managing Members.  Sydling has determined that there were no additional subsequent events requiring recognition or disclosure in the financial statements.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Fund does not engage in sales of goods or services. Its only assets are its investment in the Master Fund, cash and receivables from the Master Fund. The Master Fund does not engage in the sale of goods or services. The Master Fund’s only assets are its equity in its trading accounts, consisting of cash, net unrealized appreciation/(depreciation) on open futures contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Fund, through its investment in the Master Fund. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the first quarter of 2018.

For the three months ended March 31, 2018 and 2017, the Master Fund’s average margin to equity ratio was 8.47% and 11.5%, respectively.

The Fund’s capital consists of the capital contributions of the Members as increased or decreased by income/(loss) from its investment in the Master Fund and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2018, the Fund’s capital decreased 4.30% from $183,350,875 to $175,473,188. This decrease was attributable to a net loss from operations of $6,576,842 coupled with redemptions of Redeemable Units resulting in an outflow of $4,694,733, which was partially offset by subscriptions for Redeemable Units totaling $5,428,400. Future redemptions from the Fund could impact the amount of funds available for investment in the Master Fund in subsequent periods.

The Master Fund’s capital consists of the capital contributions of the investors of the Master Fund as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, withdrawals of interest from the Master Fund and distributions of profits, if any.

For the three months ended March 31, 2018, the Master Fund’s capital decreased 4.30% from $183,350,875 to $175,473,188. This decrease was attributable to a net loss from operations of $7,612,694 coupled with the withdrawal of interest in the Master Fund resulting in an outflow of $5,693,393, which was partially offset by subscriptions for interest in the Master Fund totaling $5,428,400. Future withdrawals from the Master Fund can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

Results of Operations

During the Fund’s first quarter of 2018, the net asset value per Redeemable Unit decreased 4.66% from $1,185.36 to $1,130.18. The Fund, for its own account, through its investment in the Master Fund, experienced a net trading loss before brokerage fees and related fees in the first quarter of 2018 of $6,576,842. Losses were primarily attributable to the Master Fund’s trading of commodity futures in indices, currencies, metals, grains, non-U.S. interest rates, energy and livestock and were partially offset by gains in U.S. interest rates, softs and lumber.

Most of the losses can be attributed to the sharp increase in equity market volatility in February, which resulted in a dramatic reduction in long equity index positions across the board.  Drivers of negative sentiment in equity markets included a steady increase in U.S. treasury yields, weakness in technology stocks related to tax on repatriated cash, global crack down on cryptocurrencies.   As realized risk went higher than forecast levels, the Fund spent most of February reducing risk. Equity sector risk was reduced by about 60% of the near full risk positions held at the end of 2017. UK FTSE 100 Index, S&P 500 Index and Australian SPI 200 Index futures were among the notable detractors in the first quarter. The Fund held short positions in the Russell 2000 index futures, which generated some gains.

U.S. interest rates were the top contributor for the fund. U.S. Federal Open Market Committee raised rates 0.25% under the new Federal Reserve chairperson William Powell, as core inflation ticked higher. The Fund held high conviction short positions in Eurodollar futures, which were profitable. Short position in U.S. 5 Yr. and 7 Yr. T-note futures were also profitable as they are sensitive to the moves in Fed Funds Rate.

In foreign exchange, the U.S. dollar declined against the global basket of currencies, which resulted in gains from high conviction long Euro, Mexican Peso and British Pound positions.  However the Fund substantially covered its short Yen positions during the ‘risk off’ period, which resulted in some losses.  The Fund reversed its long Canadian dollar positioning to turn short during the quarter, which resulted in some losses. In its policy statement, the Bank of Canada observed that some monetary policy accommodation was needed to the support growth and keep inflation on target.

The Fund came into the quarter with long Nickel and High Grade Copper positions, which were profitable. Short Silver positions were also profitable as the increase in U.S. rates supported the short positioning.  However, dramatic reduction in London Copper and Aluminum positions led to overall losses from the industrial metals sector.

Among other sectors, soft commodities and lumber generated gains for the Fund. The fund maintained high conviction short positions in sugar and coffee, which ranked among the best markets during this period. Sugar continued on its downtrend from last year. These gains more than offset the losses from position reversal in cocoa as demand improved.

The energy sector had flat attribution as gains from crude oil futures were offset by losses from RBOB Gasoline and Heating Oil.

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

Within metals, long Aluminum positions were among the top ten contributors during the quarter. Gains in Aluminum were sparked by China’s proposal for a 30% reduction in Aluminum production in order to reduce air pollution. In contrast, precious metals were volatile as the Fed rate hike went into effect, resulting in the Fund reducing its short Gold positions which contributed to some losses.  Positions in the crude complex were small as markets were trying to find a balance between OPEC led supply cuts and high inventories in the U.S.

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

Clearing and transaction fees are based on the number of round turns made in the Master Fund’s account.  Clearing and transaction fees of the Master Fund for the three months ended March 31, 2018 and 2017 were $67,402 and $45,150.  The increase in clearing and transaction fees for the three months ended March 31, 2018 as compared to the corresponding period in 2017 is a result of an increased number of futures contracts traded in the first quarter of 2018 as compared to the corresponding period in 2017.

Ongoing selling agent fees are calculated as a percentage of the Fund’s capital account balance at the Master Fund as of the end of each month and are affected by trading performance, subscriptions and redemptions.

Ongoing selling agent fees of the Fund for the three months ended March 31, 2018 and 2017 were $1,614,111 and $1,683,323, respectively.  The decrease in selling agent fees in the three months ended March 31, 2018 as compared to the corresponding period in 2017 is due to a decrease in the Fund’s average capital account balance at the Master Fund.

Advisory fees are calculated as a percentage of the Fund’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions.

Advisory fees of the Fund for the three months ended March 31, 2018 and 2017 were $689,645 and $719,228, respectively.  The calculation of advisory fees for the three months ended March 31, 2018 and 2017 was based on a monthly average net asset value of $183,905,411 and $191,794,258, respectively.  The decrease in advisory fees for the three months ended March 31, 2018 as compared to the corresponding period in 2017 is due to a decrease in the average net assets.

Administrative fees are paid to Sydling for administering the business and affairs of the Fund.  Sydling pays a portion of the administrative fee to the Administrator.  These fees are calculated as a percentage of the Fund’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions.

Administrative fees of the Fund for the three months ended March 31, 2018 and 2017 were $229,882 and $239,743, respectively.  The calculation of administrative fees for the three months ended March 31, 2018 and 2017 was based on a monthly average net asset value of $183,905,411 and $191,794,258, respectively.  The decrease in administrative fees for the three months ended March 31, 2018 as compared to the corresponding period in 2017 is due to a decrease in the average net assets.

Incentive fees to the Advisor are based on the new trading profits generated by the Advisor, paid at the end of each quarter, as defined in the Trading Advisory Agreement among the Master Fund, the Fund, Sydling and the Advisor. There were no incentive fees earned during the three months ended March 31, 2018 and 2017.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master Fund’s open positions by market category as of March 31, 2018 and December 31, 2017, and the highest, lowest and average value during the three months ended March 31, 2018 and the twelve months ended December 31, 2017. All open position trading risk exposures of the Master Fund have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

As of March 31, 2018, the Master Fund’s total capitalization was $175,473,188, and the Fund owned 100% of the Master Fund. The Fund invests substantially all of its assets in the Master Fund. The Master Fund’s Value at Risk as of March 31, 2018 was as follows:

				Three Months ended March 31, 2018 (unaudited)
Market Sector	Value at Risk	% of Total Capitalization		High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,487,359	0.85%		$2,492,067	$1,052,854	$1,790,604
Energy	$1,320,041	0.75%		$1,625,196	$711,184	$1,126,436
Grains	$1,153,166	0.66%		$1,154,669	$794,125	$984,765
Index	$1,342,522	0.77%		$7,090,936	$1,342,522	$4,172,041
Interest Rate Non-U.S.	$861,586	0.49%		$2,986,730	$861,586	$2,054,414
Interest Rate U.S.	$3,366,659	1.92%		$4,139,754	$2,391,043	$3,313,083
Livestock	$93,946	0.05%		$217,080	$11,197	$84,594
Lumber	$4,620	—	% **	$4,620	$3,145	$3,711
Metals	$839,355	0.48%		$1,282,149	$643,221	$992,352
Softs	$1,125,318	0.64%		$1,259,242	$883,348	$1,061,344
Total	$11,594,572	6.61%

*Average daily Value at Risk.

** Due to rounding

As of December 31, 2017, the Master Fund’s total capitalization was $183,350,875 and the Fund owned 100% of the Master Fund. The Fund invests substantially all of its assets in the Master Fund. The Master Fund’s Value at Risk as of December 31, 2017 was as follows:

December 31, 2017

(unaudited)

Market Sector	Value at Risk	% of Total Capitalization		High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$2,161,362	1.18%		$3,657,599	$1,839,853	$2,615,227
Energy	$1,373,825	0.75%		$1,666,690	$267,778	$669,160
Grains	$1,065,047	0.58%		$2,194,809	$965,638	$1,449,607
Index	$6,684,197	3.64%		$9,454,778	$5,875,155	$7,356,467
Interest Rate Non-U.S.	$3,002,317	1.64%		$4,442,928	$1,646,699	$3,419,674
Interest Rate U.S.	$3,407,204	1.86%		$5,540,910	$1,351,448	$3,111,358
Livestock	$202,212	0.11%		$437,374	$193,346	$285,659
Lumber	$3,965	—	% **	$7,162	$—	$4,416
Metals	$1,167,014	0.64%		$1,345,515	$290,344	$658,990
Softs	$1,186,704	0.65%		$1,547,314	$427,606	$810,577

Total	$20,253,847	11.05%

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

Sydling’s President and CFO have evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2018 and, based on that evaluation, Sydling’s President and CFO have concluded that, at that date, the Fund’s disclosure controls and procedures were effective.

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

There were no changes in the Fund’s internal control over financial reporting process during the fiscal quarter ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

There are no material legal proceedings against the Fund and Sydling.

There are no material changes to the discussion set forth under Item 3. “Legal Proceedings” in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. There are no material legal proceedings pending against the Fund and Sydling.

Item 1A.    Risk Factors

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2018, there were additional subscriptions of 4,545.902 Redeemable Units totaling $5,428,400. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, Sydling relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used for the trading of commodity interests, including futures and option contracts.

The following chart sets forth the purchases of Redeemable Units by the Fund.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2018 – January 31, 2018	1,856.014	$1,244.76	N/A	N/A
February 1, 2018 – February 28, 2018	336.271	$1,138.76	N/A	N/A
March 1, 2018 – March 31, 2018	1,770.969	$1,130.18	N/A	N/A
Total	3,963.254	$1,171.23

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

(d)

Letter from Sydling extending the Trading Advisory Agreement until June 30, 2018, dated July 6, 2017 (filed as Exhibit 10.4(d) to the Form 10-Q filed on November 14, 2017 and incorporated herein by reference).

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

CAVENDISH FUTURES FUND LLC
(Registrant)

By:	Sydling Futures Management LLC

By:	/s/ Jerry Pascucci
Jerry Pascucci
President and Director

Date:	May 15, 2018