Form 10-Q
period 2018-06-30
Cavendish Futures Fund LLC
filed 2018-08-14
CIK 1562622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 31, 2018, 151,700.286 Limited Liability Company Redeemable Units were outstanding.

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

Exhibit 101.CAL — XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.LAB — XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE — XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit 101.DEF — XBRL Taxonomy Extension Definition Document.

PART I

Item 1.  Financial Statements

Cavendish Futures Fund LLC

Statements of Financial Condition

	(Unaudited)
	June 30, 2018	December 31, 2017
ASSETS

Investment in Sydling WNT Master Fund LLC, at fair value	$180,434,341	$183,350,875
Cash	450,343	1,269,067
Receivable from Sydling WNT Master Fund LLC	2,567,440	2,034,489
Total Assets	$183,452,124	$186,654,431

LIABILITIES

Subscriptions received in advance	$385,500	$1,165,000
Redemptions payable	2,217,246	1,689,784
Accrued expenses:
Advisory fees	228,696	231,687
Administrative fees	76,232	77,229
Professional fees and other expenses	110,109	139,856
Total Liabilities	3,017,783	3,303,556

MEMBERS’ CAPITAL

Member Designee (25.000 Redeemable Units)	29,399	29,634
Non-managing members (153,410.597 and 154,654.270 Redeemable Units)	180,404,942	183,321,241

Total Members’ Capital	180,434,341	183,350,875
Total Liabilities and Members’ Capital	$183,452,124	$186,654,431
Members’ Capital per Redeemable Unit (based on 153,435.597 and 154,679.270 Redeemable Units)	$1,175.96	$1,185.36

See accompanying notes to financial statements and attached financial statements of Sydling WNT Master Fund LLC.

Cavendish Futures Fund LLC

Statements of Operations and Changes in Members’ Capital

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

INVESTMENT INCOME

Interest allocated from Sydling WNT Master Fund LLC	$755,897	$370,585	$1,425,433	$636,901

EXPENSES

Expenses allocated from Sydling WNT Master Fund LLC	1,638,849	1,739,710	3,344,237	3,492,808
Advisory fees	679,883	710,924	1,369,528	1,430,152
Administrative fees	226,627	236,974	456,509	476,717
Professional fees and other expenses	98,383	80,370	177,516	153,626
Total Expenses	2,643,742	2,767,978	5,347,790	5,553,303

NET INVESTMENT (LOSS)	(1,887,845)	(2,397,393)	(3,922,357)	(4,916,402)

TRADING RESULTS

Net realized gain/(loss) allocated from Sydling WNT Master Fund LLC	7,195,182	(2,324,292)	2,900,931	2,549,536
Net change in unrealized appreciation/(depreciation) allocated from Sydling WNT Master Fund LLC	1,832,895	(3,531,893)	(449,696)	(5,937,029)
Total Trading Results	9,028,077	(5,856,185)	2,451,235	(3,387,493)

Net income/(loss)	7,140,232	(8,253,578)	(1,471,122)	(8,303,895)

Subscriptions — 3,354.074, 6,851.619, 7,899.976 and 13,457.672 units of non-managing member interest, respectively	3,826,200	7,652,600	9,254,600	15,024,078
Redemptions — 5,180.395, 3,348.773, 9,143.649 and 10,045.707 units of non-managing member interest, respectively	(6,005,279)	(6,920,933)	(10,700,012)	(12,834,791)

Net increase/(decrease) in Members’ Capital	4,961,153	(7,521,911)	(2,916,534)	(6,114,608)

Members’ Capital, beginning of period	$175,473,188	$191,030,311	$183,350,875	$189,623,008

Members’ Capital, end of period	$180,434,341	$183,508,400	$180,434,341	$183,508,400

Net income/(loss) per Redeemable Unit*	$45.78	$(47.92)	$(9.40)	$(48.56)

Weighted average Redeemable Units outstanding	154,791.601	169,943.977	154,747.405	169,380.175

See accompanying notes to financial statements and attached financial statements of Sydling WNT Master Fund LLC.

* Represents the changes in Members’ Capital per unit

Cavendish Futures Fund LLC

Notes to Financial Statements

June 30, 2018

(Unaudited)

1.  General

Cavendish Futures Fund LLC (the “Fund”) is a Delaware limited liability company formed on August 7, 2012.  Trading operations of the Fund commenced on February 19, 2013.  The Fund’s investment objective is to achieve capital appreciation through speculative trading in U.S. and international futures, options on futures and forward markets.  The Fund may also engage in swap and other derivative transactions upon approval of Sydling Futures Management LLC (“Sydling”).  The Fund privately and continuously offers redeemable units of limited liability company interest in the Fund (“Redeemable Units”) to qualified investors and subscriptions are generally accepted monthly.  There is no maximum number of Redeemable Units that may be sold by the Fund.  The Fund invests substantially all of its assets in the Sydling WNT Master Fund LLC (“Master Fund”), also a Delaware limited liability company, which has the same investment objective as the Fund.  The Master Fund’s Statements of Financial Condition, including Condensed Schedules of Investments and Statements of Operations and Changes in Member’s Capital are included herein.  The percentage of the Master Fund’s capital owned by the Fund at June 30, 2018 and December 31, 2017 was 100%.  The performance of the Fund is directly affected by the performance of the Master Fund.

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

The Master Fund’s Statements of Financial Condition and Condensed Schedules of Investments as of June 30, 2018 and December 31, 2017 and Statements of Operations and Changes in Member’s Capital for the three and six months ended June 30, 2018 and 2017 are presented below:

Sydling WNT Master Fund LLC

Statements of Financial Condition

	(Unaudited)
	June 30, 2018	December 31, 2017

ASSETS

Cash (including restricted cash of $11,863,590 and $20,253,846, respectively)	$178,022,507	$180,260,068
Net unrealized appreciation on open futures contracts	4,777,704	5,227,400
Interest receivable	771,954	512,251
Total Assets	$183,572,165	$185,999,719

LIABILITIES AND MEMBER’S CAPITAL

Redemptions payable	$2,567,440	$2,034,489
Accrued expenses:
Selling agent fees	535,317	542,289
Professional fees and other expenses	35,067	72,066
Total Liabilities	3,137,824	2,648,844

MEMBER’S CAPITAL

Member’s Capital	180,434,341	183,350,875
Total Liabilities and Member’s Capital	$183,572,165	$185,999,719

Sydling WNT Master Fund LLC

Condensed Schedule of Investments

June 30, 2018

(Unaudited)

			Percent of
Number of			Member’s
Contracts		Fair Value	Capital
	FUTURES CONTRACTS OWNED
182	CURRENCIES	$97,616	0.05%
639	ENERGY	1,757,434	0.97%
2,589	FINANCIALS	799,635	0.44%
45	GRAINS	21,900	0.01%
177	INDEX	(239,700)	(0.13)%
2	INDUSTRIALS	5,291	—%
35	MATERIALS	(44,800)	(0.02)%
266	METALS	(630,784)	(0.35)%
	TOTAL FUTURES CONTRACTS OWNED	1,766,592	0.97%

	FUTURES CONTRACTS SOLD
(519)	CURRENCIES	454,201	0.25%
(1,580)	FINANCIALS	442,532	0.25%
(1,423)	GRAINS	893,099	0.50%
(51)	INDEX	4,310	—%
(188)	MEATS	(289,858)	(0.16)%
(567)	METALS	1,506,828	0.84%
	TOTAL FUTURES CONTRACTS SOLD	3,011,112	1.68%
	TOTAL FUTURES CONTRACTS	4,777,704	2.65%
	OTHER ASSETS IN EXCESS OF OTHER LIABILITIES	175,656,637	97.35%
	TOTAL MEMBER’S CAPITAL	$180,434,341	100.00%

Percentages shown represent a percentage of member’s capital as of June 30, 2018.

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

Sydling WNT Master Fund LLC

Statements of Operations and Changes in Member’s Capital

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

INVESTMENT INCOME

Interest income	$755,897	$370,585	$1,425,433	$636,901

EXPENSES

Brokerage, clearing and transaction fees	23,652	51,176	91,054	96,326
Selling agent fees	1,591,322	1,663,909	3,205,433	3,347,232
Professional fees	23,875	24,625	47,750	49,250
Total Expenses	1,638,849	1,739,710	3,344,237	3,492,808

NET INVESTMENT (LOSS)	(882,952)	(1,369,125)	(1,918,804)	(2,855,907)

NET REALIZED AND UNREALIZED GAIN/(LOSS) FROM DERIVATIVE INSTRUMENTS

Net realized gain/(loss) from futures and foreign currency	7,195,182	(2,324,292)	2,900,931	2,549,536
Net change in unrealized appreciation/(depreciation) on futures and foreign currency	1,832,895	(3,531,893)	(449,696)	(5,937,029)
Net Realized and Change in Unrealized Gain/(Loss) from Derivative Instruments	9,028,077	(5,856,185)	2,451,235	(3,387,493)

Net income/(loss)	8,145,125	(7,225,310)	532,431	(6,243,400)

INCREASE/(DECREASE) IN MEMBER’S CAPITAL FROM CAPITAL TRANSACTIONS

Subscriptions	3,826,200	7,652,600	9,254,600	15,024,078
Redemptions	(7,010,172)	(7,949,201)	(12,703,565)	(14,895,286)

Net Increase/(Decrease) in Member’s Capital Derived from Capital Transactions	(3,183,972)	(296,601)	(3,448,965)	128,792
Net Increase/(Decrease) in Member’s Capital	4,961,153	(7,521,911)	(2,916,534)	(6,114,608)
Member’s Capital, Beginning of Period	175,473,188	191,030,311	183,350,875	189,623,008
Member’s Capital, End of Period	$180,434,341	$183,508,400	$180,434,341	$183,508,400

2.              Financial Highlights

Changes in the net asset value per Redeemable Unit for the three and six months ended June 30, 2018 and 2017 are as follows:

Financial Highlights of the Fund:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Per share operating performance: (a)
Members’ capital per Redeemable Unit, beginning of period	$1,130.18	$1,126.37	$1,185.36	$1,127.01
Income/(loss) from investment operations:
Net investment (loss) including incentive fee	(12.09)	(13.94)	(25.13)	(28.67)
Net realized and unrealized gain/(loss) from investment activities	57.87	(33.98)	15.73	(19.89)
Total from investment operations	45.78	(47.92)	(9.40)	(48.56)
Members’ capital per Redeemable Unit, end of period	$1,175.96	$1,078.45	$1,175.96	$1,078.45

Ratio/Supplemental Data: (b)
Ratio of net investment loss to average Members’ capital	(4.24)%	(5.10)%	(4.34)%	(5.22)%
Ratio of total expenses to average Members’ capital	5.94%	5.89%	5.92%	5.89%
Ratio of incentive fee to average Members’ capital	—%	—%	—%	—%
Ratio of total expenses and incentive fee to average Members’ capital	5.94%	5.89%	5.92%	5.89%

Total return before incentive fee (c)	4.05%	(4.26)%	(0.79)%	(4.31)%
Incentive fee	—%	—%	—%	—%
Total return after incentive fee	4.05%	(4.26)%	(0.79)%	(4.31)%

Members’ capital at end of period	$180,434,341	$183,508,400	$180,434,341	$183,508,400

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

(c)          Total return assumes a purchase of an interest in the Fund at the beginning of the period and a sale of the interest on the last day of the period noted. Total return is reflected after all investment-related and operating expenses, including the Advisory and Administrative fees. Total return is not annualized.

Financial Highlights of the Master Fund:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017

Ratio/Supplemental Data: (a)
Ratio of net investment loss to average member’s capital	(1.98)%	(2.91)%	(2.12)%	(3.03)%
Ratio of total expenses to average member’s capital	3.68%	3.70%	3.70%	3.71%
Total return (b)	4.63%	(3.73)%	0.30%	(3.27)%
Member’s capital at end of period	$180,434,341	$183,508,400	$180,434,341	$183,508,400

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

(b)         Total return is calculated based on a time-weighted rate of return methodology.  Monthly rates of return are compounded to derive the total return reflected above.  Total return is reflected after all investment-related and operating expenses. Total return is not annualized.

3.              Trading Activities

The Fund was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments.   The Fund invests substantially all of its assets through a “master/feeder” structure. The Fund’s pro rata share of the results of the Master Fund’s trading activities is shown in the Fund’s Statements of Operations and Changes in Member’s Capital.

The customer agreement between the Master Fund and UBS Securities gives the Master Fund the legal right to net unrealized gains and losses on open futures contracts.  Futures contracts are executed on exchanges and are typically liquidated by entering into offsetting contracts.  The Master Fund nets, for financial reporting purposes, the unrealized gains and losses on open futures contracts on the Master Fund’s Statements of Financial Condition.

All of the commodity interests owned by the Master Fund are held for trading purposes.  The average number of futures contracts traded for the three months ended June 30, 2018 and 2017, based on a monthly calculation, was 4,428 and 7,903, respectively. The average number of futures contracts traded for the six months ended June 30, 2018 and 2017, based on a monthly calculation, was 5,554 and 7,232, respectively.

The following tables indicate the gross fair values of derivative instruments of the Master Fund’s futures contracts as separate assets and liabilities as of June 30, 2018 and December 31, 2017.

	(Unaudited)
	June 30, 2018	December 31, 2017
ASSETS
Futures Contracts
Currencies	$572,056	$661,014
Energy	1,861,656	2,053,455
Financials	1,404,885	623,764
Grains	981,518	611,833
Index	28,847	1,897,815
Industrials	5,291	4,642
Materials	—	191,550
Meats	3,750	77,440
Metals	2,089,261	3,842,757
Total unrealized appreciation on open futures contracts	$6,947,264	$9,964,270

LIABILITIES
Futures Contracts
Currencies	$(20,239)	$(835,411)
Energy	(104,223)	(837,324)
Financials	(162,718)	(832,926)
Grains	(66,519)	(236,497)
Index	(264,237)	(1,111,429)
Materials	(44,800)	—
Meats	(293,608)	(81,145)
Metals	(1,213,216)	(802,138)
Total unrealized depreciation on open futures contracts	$(2,169,560)	$(4,736,870)

Net unrealized appreciation (depreciation) on open futures contracts*	$4,777,704	$5,227,400

* These amounts are presented as Net unrealized appreciation or (depreciation) on open futures contracts on the Master Fund’s Statements of Financial Condition.

The following table indicates the trading gains and losses, by market sector, on the Master Fund’s derivative instruments for the three and six months ended June 30, 2018 and 2017.

Sector	Three months ended June 30, 2018 Gain/(loss) from trading	Three months ended June 30, 2017 Gain/(loss) from trading	Six months ended June 30, 2018 Gain/(loss) from trading	Six months ended June 30, 2017 Gain/(loss) from trading

Currencies	$(1,070,266)	$(4,347,059)	$(3,569,122)	$(7,189,068)
Energy	5,944,921	(2,694,330)	5,378,594	(4,637,610)
Financials	1,342,404	(4,033,930)	1,726,705	(5,866,302)
Grains	1,404,484	1,018,627	623,821	348,163
Index	(214,018)	5,250,495	(1,543,401)	16,379,190
Industrials	34,287	(10,758)	60,566	(7,491)
Materials	154,230	(136,690)	200,185	14,190
Meats	(410,861)	565,335	(505,116)	721,590
Metals	1,842,896	(1,467,875)	79,003	(3,150,155)
	$9,028,077 **	$(5,856,185)**	$2,451,235 **	$(3,387,493)**

** These amounts are presented as “Net Realized and Change in Unrealized Gain/(Loss) from Derivative Instruments” on the Master Fund’s Statements of Operations and Changes in Member’s Capital.

4.              Fair Value Measurements

Fund’s Investments. The Fund values its investment in the Master Fund at fair value and is represented by the Fund’s proportionate interest in the member’s capital of the Master Fund.

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

The Master Fund recognizes transfers into and out of the levels indicated above at the end of the reporting period.  During the periods ended June 30, 2018 and December 31, 2017, there were no transfers amongst Levels 1, 2 and 3 of the valuation hierarchy.

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

The Master Fund considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1).  The values of non-exchange-traded forward, swap and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) and for those contracts that are priced using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). As of and for the periods ended June 30, 2018 and December 31, 2017, the Master Fund did not hold any derivative instruments for which market quotations are not readily available and which are priced by broker-dealers who derive fair values for these assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

The following is a summary of the Master Fund’s investments at fair value.  The inputs or methodology used for valuing derivative instruments are not necessarily an indication of the risk associated with investing in those derivative instruments.

ASSET TABLE (Unaudited)

Description	Total Fair Value at June 30, 2018	Level 1	Level 2	Level 3
Future Contracts	$6,947,264	$6,947,264	$—	$—
Total Assets	$6,947,264	$6,947,264	$—	$—

LIABILITIES TABLE (Unaudited)

Description	Total Fair Value at June 30, 2018	Level 1	Level 2	Level 3
Future Contracts	$2,169,560	$2,169,560	$—	$—
Total Liabilities	$2,169,560	$2,169,560	$—	$—
Net Assets and (Liabilities)	$4,777,704	$4,777,704	$—	$—

ASSET TABLE

Description	Total Fair Value at December 31, 2017	Level 1	Level 2	Level 3
Futures Contracts	$9,964,270	$9,964,270	$—	$—
Total Assets	$9,964,270	$9,964,270	$—	$—

LIABILITIES TABLE

Description	Total Fair Value at December 31, 2017	Level 1	Level 2	Level 3
Future Contracts	$4,736,870	$4,736,870	$—	$—
Total Liabilities	$4,736,870	$4,736,870	$—	$—
Net Assets and (Liabilities)	$5,227,400	$5,227,400	$—	$—

5.              Financial Instrument Risks

In the normal course of business, the Master Fund is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments.  These financial instruments may include futures, forwards and options on futures whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument.  These instruments may be traded on an exchange, a swap execution facility (“SEF”), or over-the-counter (“OTC”).  Exchange-traded instruments are standardized and include futures and certain forward and options contracts.  OTC contracts are negotiated between contracting parties and include certain forward, option and swap contracts.  Certain swap contracts may also be traded on a SEF. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted.  The purchaser of an option may lose the entire premium paid for the option.  The writer, or seller, of an option has unlimited risk.  Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk.  In general, the risks associated with OTC contracts are greater than those associated with exchange-traded or SEF traded instruments because of the greater risk of default by the counterparty to an OTC contract.  For the six months ended June 30, 2018 and 2017 the Master Fund traded futures contracts only.

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

Statement of Cash Flows. The Fund is not required to provide a Statement of Cash Flows in accordance with ASC 230 — Statement of Cash Flows.

Investment in Master Fund. The Fund records its investment in the Master Fund at fair value and is represented by the Fund’s proportionate interest in the capital of the Master Fund at June 30, 2018 and December 31, 2017.  Valuation of securities held by the Master Fund is discussed in the Notes to the Master Fund’s financial statements on Form 10-K for the year ended December 31, 2017.  The Fund records its pro rata share of the Master Fund’s income, expenses and realized and unrealized gains and losses.  The performance of the Fund is directly attributable to the performance of the Master Fund.  The Fund records its subscription and withdrawal of the capital account related to its investment in the Master Fund on the transaction date.   The Master Fund will adjust the capital account of the Fund.  Brokerage, clearing and transaction fees are incurred by the Master Fund and are reflected in the pro rata allocation received by the Fund from the Master Fund.

Subscriptions Received in Advance. Subscriptions received in advance represent amounts paid by the non-managing Members for a percentage ownership into the Fund which have not yet been added as Members’ capital as of June 30, 2018 and December 31, 2017. The amount paid is held as cash in the Fund’s escrow account and represents the cash on the Fund’s Statements of Financial Condition.

Redemptions Payable.  Pursuant to ASC Topic 480, Distinguishing Liabilities from Equity, capital withdrawals effective June 30, 2018 and December 31, 2017 have been reflected as redemptions payable in the Statements of Financial Condition.

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

Tax positions with respect to tax at the Master Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. Sydling has analyzed the Master Fund’s tax positions for the open tax period and has concluded that no provision is required in the Master Fund’s financial statements.  The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in its Statements of Operations and Changes in Member’s Capital.  For the periods ended June 30, 2018 and December 31, 2017, the Master Fund did not incur any interest or penalties.

The Master Fund earns interest income on 100% of the average daily equity in the Master Fund’s brokerage account at a rate equal to the monthly average 30-day U.S. Treasury bill rate.

7.              Subsequent Events

Sydling has evaluated the impact of all subsequent events on the Fund through the date of the filing.  Subsequent to June 30, 2018, additional subscriptions were received from the non-managing Members totaling $1,705,500.  Subsequent to June 30, 2018, redemptions of $2,424,400 will be paid to the non-managing Members.  Sydling has determined that there were no additional subsequent events requiring recognition or disclosure in the financial statements.

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

For the six months ended June 30, 2018 and 2017, the Master Fund’s average margin to equity ratio was 7.31% and 10.99%, respectively.

The Fund’s capital consists of the capital contributions of the Members as increased or decreased by income/(loss) from its investment in the Master Fund and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2018, the Fund’s capital decreased 1.59% from $183,350,875 to $180,434,341. This decrease was attributable to a net loss from operations of $1,471,122 coupled with redemptions of Redeemable Units resulting in an outflow of $10,700,012, which was partially offset by subscriptions for Redeemable Units totaling $9,254,600. Future redemptions from the Fund could impact the amount of funds available for investment in the Master Fund in subsequent periods.

The Master Fund’s capital consists of the capital contributions of the investors of the Master Fund as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, withdrawals of interest from the Master Fund and distributions of profits, if any.

For the six months ended June 30, 2018, the Master Fund’s capital decreased 1.59% from $183,350,875 to $180,434,341. This decrease was attributable to the withdrawal of interest in the Master Fund resulting in an outflow of $12,703,565, which was partially offset by a net gain from operations of $532,431 coupled with subscriptions for interest in the Master Fund totaling $9,254,600. Future withdrawals from the Master Fund can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

Results of Operations

During the Fund’s second quarter of 2018, the net asset value per Redeemable Unit increased 4.05% from $1,130.18 to $1,175.96. The Fund, for its own account, through its investment in the Master Fund, experienced a net trading gain before brokerage fees and related fees in the second quarter of 2018 of $9,028,077. Gains were primarily attributable to the Master Fund’s trading of commodity futures in energy, metals, grains, U.S. and non-U.S. interest rates, softs and lumber and were partially offset by losses in currencies, livestock and indices.

Eight of the top ten contributors for the Fund during the second quarter were in commodities, led by crude oil, precious metals and grains. Gains from these winning markets were significantly larger than the losses from detractors, which were mostly in the foreign exchange sector.

Due to the U.S. proposal to pull out from the nuclear deal with Iran, stable refinery runs  and declining inventories in Cushing, Brent and WTI crude oil prices broke out of their respective trading ranges in the second quarter to reach their highest levels since 2014. Core OPEC members (Saudi Arabia, Kuwait and UAE) ramped up production, but those were offset by a sharp decline in Libyan output. Long Brent and WTI futures were the two top contributors for the Fund, while long positions in heating oil and gasoline were also profitable.

The retaliatory tariffs proposed by China on U.S. agricultural products drove grain futures sharply lower. An increase in Brazilian production also weighed on U.S. soybean and corn prices, which fell 17% and 12% respectively during June. The fund held sizable short positions in corn and quickly increased shorts in soybeans, which ranked among the top contributors for the period.

As the U.S. economic activity remained robust and trade tension escalated, the U.S. dollar strengthened against most developing and emerging market currencies. The Fund quickly adapted to a short positioning in the Euro and increased short positions in the Japanese Yen and Swiss Franc. The Yen and Franc were among the top contributors, while position reversal in the Euro generated losses.

Gold and silver prices weakened as the dollar strengthened during the quarter.  The Fund added to existing short positions in precious metals, which ranked among the top contributors for the quarter. On the other hand, there were mixed trading results from industrial metals, which were mostly driven by tariffs and quotas. Zinc and nickel were among the top contributors to the Fund, while copper and aluminum detracted.

U.S. equities ended the quarter higher while Asian and emerging market equities fell. The Fund generally maintained small exposures in the equity indices sector after the volatility spike earlier in February, resulting in de minimus attribution from equity index futures. The U.S. Fed hiked interest rates by 0.25% to a range of 1.75% to 2.0% and policymakers projected two additional hikes before the end of 2018. Short positions Eurodollar, U.S. 2 year and 5 year Treasury note futures were profitable during the quarter.

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

Six out of the ten best performing markets for the Fund during this period were in the equity indices sector. Gains came from equities around the world with S&P 500, Korean KOSPI, Nasdaq and Nikkei 225 index futures contributing the most. Market participants were generally optimistic about the outcome of the France election, improved economic outlook in Europe, and strength in the technology sector. The Fund continued to deftly manage the overall equity sector risk by balancing between high conviction momentum signals and a potentially large exposure to global equity risk factor.

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

Commodities positions resulted in mixed performance during this period as there were gains in softs and livestock, while energy and metals sectors detracted. The Fund switched from long to short positions in crude products as OPEC-led supply cuts weren’t sufficient to curb feedstock levels. Crude products and natural gas were among the worst detractors for the period. Elsewhere, short sugar, coffee and long cattle positions were among the top contributors.

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

Clearing and transaction fees are based on the number of round turns made in the Master Fund’s account.  Clearing and transaction fees of the Master Fund for the three months ended June 30, 2018 and 2017 were $23,652 and $51,176.  The decrease in clearing and transaction fees for the three months ended June 30, 2018 as compared to the corresponding period in 2017 is a result of a decrease in the number of futures contracts traded in the second quarter of 2018 as compared to the corresponding period in 2017.

Clearing and transaction fees of the Master Fund for the six months ended June 30, 2018 and 2017 were $91,054 and $96,326.  The decrease in clearing and transaction fees for the three months ended June 30, 2018 as compared to the corresponding period in 2017 is a result of an decrease in the number of futures contracts traded in the six months ended June 30, 2018 as compared to the corresponding period in 2017.

Ongoing selling agent fees are calculated as a percentage of the Fund’s capital account balance at the Master Fund as of the end of each month and are affected by trading performance, subscriptions and redemptions.

Ongoing selling agent fees of the Fund for the three months ended June 30, 2018 and 2017 were $1,591,322 and $1,663,909, respectively.  The decrease in selling agent fees in the three months ended June 30, 2018 as compared to the corresponding period in 2017 is due to a decrease in the Fund’s average capital account balance at the Master Fund.

Ongoing selling agent fees of the Fund for the six months ended June 30, 2018 and 2017 were $3,205,433 and $3,347,232, respectively.  The decrease in selling agent fees in the six months ended June 30, 2018 as compared to the corresponding period in 2017 is due to a decrease in the Fund’s average capital account balance at the Master Fund.

Advisory fees are calculated as a percentage of the Fund’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions.

Advisory fees of the Fund for the three months ended June 30, 2018 and 2017 were $679,883 and $710,924, respectively.  The calculation of advisory fees for the three months ended June 30, 2018 and 2017 was based on a monthly average net asset value of $181,302,101 and $189,579,569, respectively.  The decrease in advisory fees for the three months ended June 30, 2018 as compared to the corresponding period in 2017 is due to a decrease in the average net assets.

Advisory fees of the Fund for the six months ended June 30, 2018 and 2017 were $1,369,528 and $1,430,152, respectively.  The calculation of advisory fees for the six months ended June 30, 2018 and 2017 was based on a monthly average net asset value of $182,603,756 and $190,686,914, respectively.  The decrease in advisory fees for the six months ended June 30, 2018 as compared to the corresponding period in 2017 is due to a decrease in the average net assets.

Administrative fees are paid to Sydling for administering the business and affairs of the Fund.  Sydling pays a portion of the administrative fee to the Administrator.  These fees are calculated as a percentage of the Fund’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions.

Administrative fees of the Fund for the three months ended June 30, 2018 and 2017 were $226,627 and $236,974, respectively.  The calculation of administrative fees for the three months ended June 30, 2018 and 2017 was based on a monthly average net asset value of $181,302,101 and $189,579,569, respectively.  The decrease in administrative fees for the three months ended June 30, 2018 as compared to the corresponding period in 2017 is due to a decrease in the average net assets.

Administrative fees of the Fund for the six months ended June 30, 2018 and 2017 were $456,509 and $476,717, respectively.  The calculation of administrative fees for the six months ended June 30, 2018 and 2017 was based on a monthly average net asset value of $182,603,756 and $190,686,914, respectively.  The decrease in administrative fees for the six months ended June 30, 2018 as compared to the corresponding period in 2017 is due to a decrease in the average net assets.

Incentive fees to the Advisor are based on the new trading profits generated by the Advisor, paid at the end of each quarter, as defined in the Trading Advisory Agreement among the Master Fund, the Fund, Sydling and the Advisor. There were no incentive fees earned during the three and six months ended June 30, 2018 and 2017.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master Fund’s open positions by market category as of June 30, 2018 and December 31, 2017, and the highest, lowest and average value during the three months ended June 30, 2018 and the twelve months ended December 31, 2017. All open position trading risk exposures of the Master Fund have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

As of June 30, 2018, the Master Fund’s total capitalization was $180,434,341, and the Fund owned 100% of the Master Fund. The Fund invests substantially all of its assets in the Master Fund. The Master Fund’s Value at Risk as of June 30, 2018 was as follows:

				Three Months ended June 30, 2018 (unaudited)
Market Sector	Value at Risk	% of Total Capitalization		High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,258,521	0.70%		$1,555,120	$1,184,196	$1,350,351
Energy	$1,128,591	0.63%		$1,557,772	$989,936	$1,310,942
Grains	$1,377,510	0.76%		$1,389,214	$958,643	$1,166,208
Index	$415,647	0.23%		$1,309,720	$411,920	$717,198
Interest Rate Non-U.S.	$1,537,645	0.85%		$1,537,645	$599,498	$902,795
Interest Rate U.S.	$3,009,147	1.67%		$3,392,333	$2,729,180	$3,110,783
Livestock	$337,340	0.19%		$352,049	$97,157	$240,934
Lumber	$3,589	—	% **	$4,690	$1,575	$3,238
Metals	$1,494,705	0.83%		$1,504,825	$688,072	$1,133,168
Softs	$1,300,894	0.72%		$1,434,392	$923,030	$1,213,788
Total	$11,863,589	6.58%

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

Sydling’s President and CFO have evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2018 and, based on that evaluation, Sydling’s President and CFO have concluded that, at that date, the Fund’s disclosure controls and procedures were effective.

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

There were no changes in the Fund’s internal control over financial reporting process during the fiscal quarter ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

There are no material changes to the discussion set forth under Item 3. “Legal Proceedings” in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 as updated by the Fund’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018. There are no material legal proceedings pending against the Fund and Sydling.

Item 1A.    Risk Factors

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and under Part II, Item 1A. “Risk Factors” in the Fund’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended June 30, 2018, there were additional subscriptions of 3,354.074 Redeemable Units totaling $3,826,200. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, Sydling relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used for the trading of commodity interests, including futures and option contracts.

The following chart sets forth the purchases of Redeemable Units by the Fund.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2018 — April 30, 2018	1,439.744	$1,156.44	N/A	N/A
May 1, 2018 — May 31, 2018	1,855.173	$1,144.40	N/A	N/A
June 1, 2018 — June 30, 2018	1,885.478	$1,175.96	N/A	N/A
Total	5,180.395	$1,158.93

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

Exhibit 3.2		Application for Authority (filed as Exhibit 3.2 to the general form for registration of securities on Form 10 filed on May 29, 2014 and incorporated herein by reference).

Exhibit 3.3		Limited Liability Company Agreement (filed as Exhibit 3.3 to the general form for registration of securities on Form 10 filed on May 29, 2014 and incorporated herein by reference).

	(a)	Amended and Restated Limited Liability Company Agreement (filed as Exhibit 3.3 to the Current Report on Form 8-K filed on July 9, 2018 and incorporated herein by reference).

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

CAVENDISH FUTURES FUND LLC
(Registrant)

By:	Sydling Futures Management LLC

By:	/s/ Jerry Pascucci
Jerry Pascucci
President and Director

Date:	August 14, 2018