Form 10-Q
period 2018-09-30
Cavendish Futures Fund LLC
filed 2018-11-14
CIK 1562622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of the chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of October 31, 2018, 150,425.105 Limited Liability Company Redeemable Units were outstanding.

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

Exhibit 101.CAL — XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.LAB — XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE — XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit 101.DEF — XBRL Taxonomy Extension Definition Document.

PART I

Item 1.  Financial Statements

Cavendish Futures Fund LLC

Statements of Financial Condition

	(Unaudited)
	September 30, 2018	December 31, 2017
ASSETS

Investment in Sydling WNT Master Fund LLC, at fair value	$179,453,754	$183,350,875
Cash	567,937	1,269,067
Receivable from Sydling WNT Master Fund LLC	1,641,068	2,034,489
Total Assets	$181,662,759	$186,654,431

LIABILITIES

Subscriptions received in advance	$472,000	$1,165,000
Redemptions payable	998,664	1,689,784
Incentive fee payable	311,386	—
Accrued expenses:
Advisory fees	226,332	231,687
Administrative fees	75,444	77,229
Professional fees and other expenses	125,179	139,856
Total Liabilities	2,209,005	3,303,556

MEMBERS’ CAPITAL

Member Designee (25.000 Redeemable Units)	29,655	29,634
Non-managing members (151,258.049 and 154,654.270 Redeemable Units)	179,424,099	183,321,241

Total Members’ Capital	179,453,754	183,350,875
Total Liabilities and Members’ Capital	$181,662,759	$186,654,431
Members’ Capital per Redeemable Unit (based on 151,283.049 and 154,679.270 Redeemable Units)	$1,186.21	$1,185.36

See accompanying notes to financial statements and attached financial statements of Sydling WNT Master Fund LLC.

Cavendish Futures Fund LLC

Statements of Operations and Changes in Members’ Capital

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

INVESTMENT INCOME

Interest allocated from Sydling WNT Master Fund LLC	$896,854	$458,673	$2,322,287	$1,095,574

EXPENSES

Expenses allocated from Sydling WNT Master Fund LLC	1,656,514	1,699,817	5,000,751	5,192,625
Incentive fees	311,386	—	311,386	—
Advisory fees	681,344	694,965	2,050,872	2,125,117
Administrative fees	227,115	231,655	683,624	708,372
Professional fees and other expenses	95,324	194,267	272,840	347,893
Total Expenses	2,971,683	2,820,704	8,319,473	8,374,007

NET INVESTMENT (LOSS)	(2,074,829)	(2,362,031)	(5,997,186)	(7,278,433)

TRADING RESULTS

Net realized gain/(loss) allocated from Sydling WNT Master Fund LLC	6,419,631	(979,879)	9,320,562	1,569,657
Net change in unrealized appreciation/(depreciation) allocated from Sydling WNT Master Fund LLC	(2,774,847)	3,155,135	(3,224,543)	(2,781,894)
Total Trading Results	3,644,784	2,175,256	6,096,019	(1,212,237)

Net income/(loss)	1,569,955	(186,775)	98,833	(8,490,670)

Subscriptions — Non-managing Members	1,855,500	4,476,000	11,110,100	19,500,078
Redemptions — Non-managing Members	(4,406,042)	(12,809,648)	(15,106,054)	(25,644,439)

Net increase/(decrease) in Members’ Capital	(980,587)	(8,520,423)	(3,897,121)	(14,635,031)

Members’ Capital, beginning of period	$180,434,341	$183,508,400	$183,350,875	$189,623,008

Members’ Capital, end of period	$179,453,754	$174,987,977	$179,453,754	$174,987,977

Net income/(loss) per Redeemable Unit *	$10.25	$(1.04)	$0.85	$(49.60)

Weighted average Redeemable Units outstanding	151,730.362	167,649.548	154,302.899	169,216.787

See accompanying notes to financial statements and attached financial statements of Sydling WNT Master Fund LLC.

* Represents the changes in Members’ Capital per unit

Cavendish Futures Fund LLC

Notes to Financial Statements

September 30, 2018

(Unaudited)

1.  General

Cavendish Futures Fund LLC (the “Fund”) is a Delaware limited liability company formed on August 7, 2012.  Trading operations of the Fund commenced on February 19, 2013.  The Fund’s investment objective is to achieve capital appreciation through speculative trading in U.S. and international futures, options on futures and forward markets.  The Fund may also engage in swap and other derivative transactions upon approval of Sydling Futures Management LLC (“Sydling”).  The Fund privately and continuously offers redeemable units of limited liability company interest in the Fund (“Redeemable Units”) to qualified investors and subscriptions are generally accepted monthly.  There is no maximum number of Redeemable Units that may be sold by the Fund.  The Fund invests substantially all of its assets in the Sydling WNT Master Fund LLC (“Master Fund”), also a Delaware limited liability company, which has the same investment objective as the Fund.  The Master Fund’s Statements of Financial Condition, including Condensed Schedules of Investments and Statements of Operations and Changes in Member’s Capital are included herein.  The percentage of the Master Fund’s capital owned by the Fund at September 30, 2018 and December 31, 2017 was 100%.  The performance of the Fund is directly affected by the performance of the Master Fund.

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

In August 2018, the FASB issued Accounting Standards Update 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The update introduces new fair value disclosure requirements, eliminates some prior fair value disclosure requirements, and modifies certain existing fair value disclosure requirements. ASU 2018-13 will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Management is currently assessing the potential impact of these changes to future financial statements.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

The Master Fund’s Statements of Financial Condition and Condensed Schedules of Investments as of September 30, 2018 and December 31, 2017 and Statements of Operations and Changes in Member’s Capital for the three and nine months ended September 30, 2018 and 2017 are presented below:

Sydling WNT Master Fund LLC

Statements of Financial Condition

	(Unaudited)
	September 30, 2018	December 31, 2017

ASSETS

Cash (including restricted cash of $13,639,843 and $20,253,846, respectively)	$179,057,872	$180,260,068
Net unrealized appreciation on open futures contracts	2,002,857	5,227,400
Interest receivable	601,524	512,251
Total Assets	$181,662,253	$185,999,719

LIABILITIES AND MEMBER’S CAPITAL

Redemptions payable	$1,641,068	$2,034,489
Accrued expenses:
Selling agent fees	529,738	542,289
Professional fees and other expenses	37,693	72,066
Total Liabilities	2,208,499	2,648,844

MEMBER’S CAPITAL

Member’s Capital	179,453,754	183,350,875
Total Liabilities and Member’s Capital	$181,662,253	$185,999,719

Sydling WNT Master Fund LLC

Condensed Schedule of Investments

September 30, 2018

(Unaudited)

			Percent of
Number of			Member’s
Contracts		Fair Value	Capital
	FUTURES CONTRACTS OWNED
301	CURRENCIES	$139,885	0.08%
303	ENERGY	784,720	0.44%
4,010	FINANCIALS	(1,427,961)	(0.80)%
32	GRAINS	(3,963)	—%
388	INDEX	490,976	0.27%
59	MATERIALS	(292,700)	(0.16)%
16	MEATS	5,340	—%
572	METALS	(518,689)	(0.29)%
	TOTAL FUTURES CONTRACTS OWNED	(822,392)	(0.46)%

	FUTURES CONTRACTS SOLD
(1,319)	CURRENCIES	758,709	0.42%
(109)	ENERGY	(218,390)	(0.12)%
(921)	FINANCIALS	395,394	0.22%
(1,470)	GRAINS	1,160,694	0.65%
(214)	INDEX	63,535	0.04%
(84)	MEATS	(199,905)	(0.11)%
(674)	METALS	865,212	0.48%
	TOTAL FUTURES CONTRACTS SOLD	2,825,249	1.58%
	TOTAL FUTURES CONTRACTS	2,002,857	1.12%
	OTHER ASSETS IN EXCESS OF OTHER LIABILITIES	177,450,897	98.88%
	TOTAL MEMBER’S CAPITAL	$179,453,754	100.00%

Percentages shown represent a percentage of member’s capital as of September 30, 2018.

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

Sydling WNT Master Fund LLC

Statements of Operations and Changes in Member’s Capital

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

INVESTMENT INCOME

Interest income	$896,854	$458,673	$2,322,287	$1,095,574

EXPENSES

Brokerage, clearing and transaction fees	37,907	48,296	128,961	144,622
Selling agent fees	1,594,732	1,626,896	4,800,165	4,974,128
Professional fees	23,875	24,625	71,625	73,875
Total Expenses	1,656,514	1,699,817	5,000,751	5,192,625

NET INVESTMENT (LOSS)	(759,660)	(1,241,144)	(2,678,464)	(4,097,051)

NET REALIZED AND UNREALIZED GAIN/(LOSS) FROM DERIVATIVE INSTRUMENTS

Net realized gain/(loss) from futures	6,419,631	(979,879)	9,320,562	1,569,657
Net change in unrealized appreciation/(depreciation) on futures	(2,774,847)	3,155,135	(3,224,543)	(2,781,894)
Net Realized and Unrealized Gain/(Loss) from Derivative Instruments	3,644,784	2,175,256	6,096,019	(1,212,237)

Net income/(loss)	2,885,124	934,112	3,417,555	(5,309,288)

INCREASE/(DECREASE) IN MEMBER’S CAPITAL FROM CAPITAL TRANSACTIONS

Subscriptions	1,855,500	4,476,000	11,110,100	19,500,078
Redemptions	(5,721,211)	(13,930,535)	(18,424,776)	(28,825,821)

Net Increase in Member’s Capital Derived from Capital Transactions	(3,865,711)	(9,454,535)	(7,314,676)	(9,325,743)
Net Increase in Member’s Capital	(980,587)	(8,520,423)	(3,897,121)	(14,635,031)
Member’s Capital, Beginning of Period	180,434,341	183,508,400	183,350,875	189,623,008
Member’s Capital, End of Period	$179,453,754	$174,987,977	$179,453,754	$174,987,977

2.              Financial Highlights

Changes in the net asset value per Redeemable Unit for the three and nine months ended September 30, 2018 and 2017 are as follows:

Financial Highlights of the Fund:

	(Unaudited)
	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Per share operating performance: (a)
Members’ capital per Redeemable Unit, beginning of period	$1,175.96	$1,078.45	$1,185.36	$1,127.01
Income/(loss) from investment operations:
Net investment (loss) including incentive fee	(13.57)	(13.85)	(38.69)	(42.52)
Net realized and unrealized gain/(loss) from investment activities	23.82	12.81	39.54	(7.08)
Total from investment operations	10.25	(1.04)	0.85	(49.60)
Members’ capital per Redeemable Unit, end of period	$1,186.21	$1,077.41	$1,186.21	$1,077.41

Ratio/Supplemental Data: (b)
Ratio of net investment loss to average Members’ capital	(4.61)%	(5.21)%	(4.43)%	(5.21)%
Ratio of total expenses to average Members’ capital	5.92%	6.22%	5.92%	6.00%
Ratio of incentive fee to average Members’ capital	0.69%	—%	0.23%	—%
Ratio of total expenses and incentive fee to average Members’ capital	6.61%	6.22%	6.15%	6.00%

Total return before incentive fee (c)	1.04%	(0.10)%	0.24%	(4.40)%
Incentive fee	(0.17)	—	(0.17)	—%
Total return after incentive fee (c)	0.87%	(0.10)%	0.07%	(4.40)%

Members’ capital at end of period	$179,453,754	$174,987,977	$179,453,754	$174,987,977

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

Financial Highlights of the Master Fund:

	(Unaudited)
	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017

Ratio/Supplemental Data: (a)
Ratio of net investment loss to average Member’s capital	(1.69)%	(2.74)%	(1.98)%	(2.94)%
Ratio of total expenses to average Member’s capital	3.68%	3.75%	3.69%	3.72%
Total return (b)	1.60%	0.51%	1.91%	(2.77)%
Member’s capital at end of period	$179,453,754	$174,987,977	$179,453,754	$174,987,977

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

All of the commodity interests owned by the Master Fund are held for trading purposes.  The average number of futures contracts traded for the three months ended September 30, 2018 and 2017, based on a monthly calculation, was 4,343 and 6,600, respectively. The average number of futures contracts traded for the nine months ended September 30, 2018 and 2017, based on a monthly calculation, was 5,150 and 7,021, respectively.

The following tables indicate the gross fair values of derivative instruments of the Master Fund’s futures contracts as separate assets and liabilities as of September 30, 2018 and December 31, 2017.

	(Unaudited)
	September 30, 2018	December 31, 2017
ASSETS
Futures Contracts
Currencies	$1,133,766	$661,014
Energy	832,051	2,053,455
Financials	487,211	623,764
Grains	1,192,346	611,833
Index	594,066	1,897,815
Industrials	—	4,642
Materials	—	191,550
Meats	5,340	77,440
Metals	1,766,187	3,842,757
Total unrealized appreciation on open futures contracts	$6,010,967	$9,964,270

LIABILITIES
Futures Contracts
Currencies	$(235,173)	$(835,411)
Energy	(265,720)	(837,324)
Financials	(1,519,778)	(832,926)
Grains	(35,615)	(236,497)
Index	(39,555)	(1,111,429)
Materials	(292,700)	—
Meats	(199,905)	(81,145)
Metals	(1,419,664)	(802,138)
Total unrealized depreciation on open futures contracts	$(4,008,110)	$(4,736,870)

Net unrealized appreciation (depreciation) on open futures contracts*	$2,002,857	$5,227,400

* These amounts are presented as Net unrealized appreciation or (depreciation) on open futures contracts on the Master Fund’s Statements of Financial Condition.

The following table indicates the trading gains and losses, by market sector, on the Master Fund’s derivative instruments for the three and nine months ended September 30, 2018 and 2017.

	Three months ended September 30, 2018	Three months ended September 30, 2017	Nine months ended September 30, 2018	Nine months ended September 30, 2017
Sector	Gain/(loss) from trading	Gain/(loss) from trading	Gain/(loss) from trading	Gain/(loss) from trading

Currencies	$1,146,568	$274,555	$(2,422,554)	$(6,914,513)
Energy	(1,016,000)	(929,873)	4,362,594	(5,567,483)
Financials	(1,571,544)	(1,202,443)	155,161	(7,068,745)
Grains	1,958,902	72,779	2,582,723	420,942
Index	608,500	6,099,935	(934,901)	22,479,125
Industrials	(40,326)	13,981	20,240	6,490
Materials	(253,570)	(115,695)	(53,385)	(101,505)
Meats	30,953	(443,377)	(474,163)	278,213
Metals	2,781,301	(1,594,606)	2,860,304	(4,744,761)
	$3,644,784 **	$2,175,256 **	$6,096,019 **	$(1,212,237)**

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

The Master Fund recognizes transfers into and out of the levels indicated above at the end of the reporting period.  During the periods ended September 30, 2018 and December 31, 2017, there were no transfers amongst Levels 1, 2 and 3 of the valuation hierarchy.

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

The Master Fund considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1).  The values of non-exchange-traded forward, swap and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) and for those contracts that are priced using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). As of and for the periods ended September 30, 2018 and December 31, 2017, the Master Fund did not hold any derivative instruments for which market quotations are not readily available and which are priced by broker-dealers who derive fair values for these assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

The following is a summary of the Master Fund’s investments at fair value.  The inputs or methodology used for valuing derivative instruments are not necessarily an indication of the risk associated with investing in those derivative instruments.

ASSET TABLE (Unaudited)

Description	Total Fair Value at September 30, 2018	Level 1	Level 2	Level 3
Future Contracts	$6,010,967	$6,010,967	$—	$—
Total Assets	$6,010,967	$6,010,967	$—	$—

LIABILITIES TABLE (Unaudited)

Description	Total Fair Value at September 30, 2018	Level 1	Level 2	Level 3
Future Contracts	$4,008,110	$4,008,110	$—	$—
Total Liabilities	$4,008,110	$4,008,110	$—	$—
Net Assets and (Liabilities)	$2,002,857	$2,002,857	$—	$—

ASSET TABLE

Description	Total Fair Value at December 31, 2017	Level 1	Level 2	Level 3
Futures Contracts	$9,964,270	$9,964,270	$—	$—
Total Assets	$9,964,270	$9,964,270	$—	$—

LIABILITIES TABLE

Description	Total Fair Value at December 31, 2017	Level 1	Level 2	Level 3
Future Contracts	$4,736,870	$4,736,870	$—	$—
Total Liabilities	$4,736,870	$4,736,870	$—	$—
Net Assets and (Liabilities)	$5,227,400	$5,227,400	$—	$—

5.              Financial Instrument Risks

In the normal course of business, the Master Fund is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments.  These financial instruments may include futures, forwards and options on futures whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument.  These instruments may be traded on an exchange, a swap execution facility (“SEF”), or over-the-counter (“OTC”).  Exchange-traded instruments are standardized and include futures and certain forward and options contracts.  OTC contracts are negotiated between contracting parties and include certain forward, option and swap contracts.  Certain swap contracts may also be traded on a SEF. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted.  The purchaser of an option may lose the entire premium paid for the option.  The writer, or seller, of an option has unlimited risk.  Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk.  In general, the risks associated with OTC contracts are greater than those associated with exchange-traded or SEF traded instruments because of the greater risk of default by the counterparty to an OTC contract.  For the nine months ended September 30, 2018 and 2017 the Master Fund traded futures contracts only.

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

Statement of Cash Flows. The Fund is not required to provide a Statement of Cash Flows in accordance with ASC 230 — Statement of Cash Flows.

Investment in Master Fund. The Fund records its investment in the Master Fund at fair value and is represented by the Fund’s proportionate interest in the capital of the Master Fund at September 30, 2018 and December 31, 2017.  Valuation of securities held by the Master Fund is discussed in the Notes to the Master Fund’s financial statements on Form 10-K for the year ended December 31, 2017.  The Fund records its pro rata share of the Master Fund’s income, expenses and realized and unrealized gains and losses.  The performance of the Fund is directly attributable to the performance of the Master Fund.  The Fund records its subscription and withdrawal of the capital account related to its investment in the Master Fund on the transaction date.   The Master Fund will adjust the capital account of the Fund.  Brokerage, clearing and transaction fees are incurred by the Master Fund and are reflected in the pro rata allocation received by the Fund from the Master Fund.

Subscriptions Received in Advance. Subscriptions received in advance represent amounts paid by the non-managing Members for a percentage ownership into the Fund which have not yet been added as Members’ capital as of September 30, 2018 and December 31, 2017. The amount paid is held as cash in the Fund’s escrow account and represents the cash on the Fund’s Statements of Financial Condition.

Redemptions Payable.  Pursuant to ASC Topic 480, Distinguishing Liabilities from Equity, capital withdrawals effective September 30, 2018 and December 31, 2017 have been reflected as redemptions payable in the Statements of Financial Condition.

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

Tax positions with respect to tax at the Master Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. Sydling has analyzed the Master Fund’s tax positions for the open tax period and has concluded that no provision is required in the Master Fund’s financial statements.  The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in its Statements of Operations and Changes in Member’s Capital.  For the periods ended September 30, 2018 and December 31, 2017, the Master Fund did not incur any interest or penalties.

The Master Fund earns interest income on 100% of the average daily equity in the Master Fund’s brokerage account at a rate equal to the monthly average 30-day U.S. Treasury bill rate.

7.              Subsequent Events

Sydling has evaluated the impact of all subsequent events on the Fund through the date of the filing.  Subsequent to September 30, 2018, additional subscriptions were received from the non-managing Members totaling $1,047,000.  Subsequent to September 30, 2018, redemptions of $1,443,271 will be paid to the non-managing Members.  Sydling has determined that there were no additional subsequent events requiring recognition or disclosure in the financial statements.

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

For the nine months ended September 30, 2018 and 2017, the Master Fund’s average margin to equity ratio was 7.25% and 10.63%, respectively.

The Fund’s capital consists of the capital contributions of the Members as increased or decreased by income/(loss) from its investment in the Master Fund and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2018, the Fund’s capital decreased 2.13% from $183,350,875 to $179,453,754. This decrease was attributable to redemptions of Redeemable Units resulting in an outflow of $15,106,054, which was partially offset by subscriptions for Redeemable Units totaling $11,110,100 coupled with a net gain from operations of $98,833. Future redemptions from the Fund could impact the amount of funds available for investment in the Master Fund in subsequent periods.

The Master Fund’s capital consists of the capital contributions of the investors of the Master Fund as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, withdrawals of interest from the Master Fund and distributions of profits, if any.

For the nine months ended September 30, 2018, the Master Fund’s capital decreased 2.13% from $183,350,875 to $179,453,754. This decrease was attributable to the withdrawal of interest in the Master Fund resulting in an outflow of $18,424,776, which was partially offset by a net gain from operations of $3,417,555 coupled with subscriptions for interest in the Master Fund totaling $11,110,100. Future withdrawals from the Master Fund can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

Results of Operations

During the Fund’s third quarter of 2018, the net asset value per Redeemable Unit increased 0.87% from $1,175.96 to $1,186.21. The Fund, for its own account, through its investment in the Master Fund, experienced a net trading gain before brokerage fees and related fees in the third quarter of 2018 of $3,644,784. Gains were primarily attributable to the Master Fund’s trading of commodity futures in metals, softs, currencies, indices, grains and livestock and were partially offset by losses in non-U.S. and U.S. interest rates, energy and lumber.

Most of the trading gains for the quarter came from commodity and currency sectors while interest rates and equity index sectors generated modest losses. During the quarter, the Fund generally increased long positions in U.S. dollars against several other developed markets, increased long positions in non-U.S. interest rate markets and increased short positions in soft commodities such as cocoa, coffee and sugar. The Fund reduced risk in industrial metals and grains, while it maintained net long exposures in equity indices and energy markets.

Near the end of the quarter, the U.S. Federal Reserve (the “Fed”) raised interest rates by 25 bps, which was the eighth rate hike since 2015. The Fed expected U.S. GDP to increase, as unemployment remained low, and signaled another rate hike in December 2018.

The Fund held short positions in rate sensitive Eurodollar, U.S. 2 Year and 5 Year note futures markets, which ranked among the top contributors for the quarter.

U.S. equity indices finished higher in the quarter, driven by gains from the health care, industrial, information technology and communication services sectors. Japanese equities rallied later in the quarter, driven by strong GDP growth, stable monetary policy and the Yen weakening to its lowest level this year.  Offsetting gains from long U.S. and Japanese equity index positions were smaller losses from positions in Australia, Germany, Canada, China and South Korea.

Within foreign exchange sector, short positions in the Japanese Yen were profitable as the Bank of Japan held interest rates steady, even as inflation rose to the highest level in six months. The Fund increased short exposures in the Japanese Yen during this quarter. On the other hand, short positions in the Swiss Franc and British Pound were unprofitable.

Gold and silver were the two top contributors for the Fund as prices continued to weaken in the third quarter. Higher U.S. bond yields and stronger U.S. dollar reduced the safe haven demand for precious metals. Industrial metal prices experienced choppiness, driven by Chinese growth concerns and global trade disputes. Aluminum and nickel were among the notable detractors for the Fund.

WTI and Brent crude prices were volatile even as they closed at new three-year highs driven by potential Iranian supply losses and continued increase in demand. The amount of U.S. natural gas in storage was 20% below last year’s levels, which resulted in prices shooting up more than 10% in the last two weeks of the quarter. The Fund reduced long positions in some of the energy markets which resulted in some losses in this sector.

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

In the foreign exchanges sector, the Fund gained from long positions in the Euro and Canadian Dollar. Euro gained as the Eurozone economy grew at the fastest pace in over five years, and the ECB president was sanguine about the strong run in the currency thus far. The British Pound strengthened as the Bank of England signaled its willingness to remove policy stimulus. The Fund turned from short to long positioning in the British Pound during the quarter.

Commodities positions resulted in mixed performance during the quarter as there were gains in grains and lumber, while energy and metals markets detracted. The Fund maintained sizable short positions in corn and wheat, which were profitable as the USDA reported better than expected crop yields.  Oil markets entered a bullish phase during the quarter as prices rose more than 20 percent from June lows. Reports of a strong global oil demand growth, a supply scare over possible disruptions of Kurdish oil exports and improved compliance from OPEC members on production limits all combined to boost crude prices. Gasoline prices continued to gain after the hurricane-driven rally in August. The Fund turned long in Brent crude, gasoline and heating oil, during the quarter, while it built short positions in natural gas.

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

Clearing and transaction fees are based on the number of round turns made in the Master Fund’s account.  Clearing and transaction fees of the Master Fund for the three months ended September 30, 2018 and 2017 were $37,907 and $48,296.  The decrease in clearing and transaction fees for the three months ended September 30, 2018 as compared to the corresponding period in 2017 is a result of a decrease in the number of futures contracts traded in the third quarter of 2018 as compared to the corresponding period in 2017.

Clearing and transaction fees of the Master Fund for the nine months ended September 30, 2018 and 2017 were $128,961 and $144,622.  The decrease in clearing and transaction fees for the nine months ended September 30, 2018 as compared to the corresponding period in 2017 is a result of an decrease in the number of futures contracts traded in the nine months ended September 30, 2018 as compared to the corresponding period in 2017.

Ongoing selling agent fees are calculated as a percentage of the Fund’s capital account balance at the Master Fund as of the end of each month and are affected by trading performance, subscriptions and redemptions.

Ongoing selling agent fees of the Fund for the three months ended September 30, 2018 and 2017 were $1,594,732 and $1,626,896, respectively.  The decrease in selling agent fees in the three months ended September 30, 2018 as compared to the corresponding period in 2017 is due to a decrease in the Fund’s average capital account balance at the Master Fund.

Ongoing selling agent fees of the Fund for the nine months ended September 30, 2018 and 2017 were $4,800,165 and $4,974,128, respectively.  The decrease in selling agent fees in the nine months ended September 30, 2018 as compared to the corresponding period in 2017 is due to a decrease in the Fund’s average capital account balance at the Master Fund.

Advisory fees are calculated as a percentage of the Fund’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions.

Advisory fees of the Fund for the three months ended September 30, 2018 and 2017 were $681,344 and $694,965, respectively.  The calculation of advisory fees for the three months ended September 30, 2018 and 2017 was based on a monthly average net asset value of $181,691,779 and $185,323,921, respectively.  The decrease in advisory fees for the three months ended September 30, 2018 as compared to the corresponding period in 2017 is due to a decrease in the average net assets.

Advisory fees of the Fund for the nine months ended September 30, 2018 and 2017 were $2,050,872 and $2,125,117, respectively.  The calculation of advisory fees for the nine months ended September 30, 2018 and 2017 was based on a monthly average net asset value of $182,299,763 and $188,899,250, respectively.  The decrease in advisory fees for the nine months ended September 30, 2018 as compared to the corresponding period in 2017 is due to a decrease in the average net assets.

Administrative fees are paid to Sydling for administering the business and affairs of the Fund.  Sydling pays a portion of the administrative fee to the Administrator.  These fees are calculated as a percentage of the Fund’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions.

Administrative fees of the Fund for the three months ended September 30, 2018 and 2017 were $227,115 and $231,655, respectively.  The calculation of administrative fees for the three months ended September 30, 2018 and 2017 was based on a monthly average net asset value of $181,691,779 and $185,323,921, respectively.  The decrease in administrative fees for the three months ended September 30, 2018 as compared to the corresponding period in 2017 is due to a decrease in the average net assets.

Administrative fees of the Fund for the nine months ended September 30, 2018 and 2017 were $683,624 and $708,372, respectively.  The calculation of administrative fees for the nine months ended September 30, 2018 and 2017 was based on a monthly average net asset value of $182,299,763 and $188,899,250, respectively.  The decrease in administrative fees for the nine months ended September 30, 2018 as compared to the corresponding period in 2017 is due to a decrease in the average net assets.

Incentive fees to the Advisor are based on the new trading profits generated by the Advisor, paid at the end of each quarter, as defined in the Trading Advisory Agreement among the Master Fund, the Fund, Sydling and the Advisor. Incentive fees earned for the three and nine months ended September 30, 2018 were $311,386. There were no incentive fees earned during the three and nine months ended September 30, 2017.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master Fund’s open positions by market category as of September 30, 2018 and December 31, 2017, and the highest, lowest and average value during the three months ended September 30, 2018 and the twelve months ended December 31, 2017. All open position trading risk exposures of the Master Fund have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

As of September 30, 2018, the Master Fund’s total capitalization was $179,453,754, and the Fund owned 100% of the Master Fund. The Fund invests substantially all of its assets in the Master Fund. The Master Fund’s Value at Risk as of September 30, 2018 was as follows:

				Three Months ended September 30, 2018 (unaudited)
Market Sector	Value at Risk	% of Total Capitalization		High Value at Risk	Low Value at Risk		Average Value at Risk*
Currencies	$3,121,863	1.74%		$3,121,863		$1,313,962	$1,924,132
Energy	$692,230	0.38%		$1,116,967		$369,183	$747,152
Grains	$1,160,005	0.65%		$1,464,520		$1,044,242	$1,351,753
Index	$1,148,300	0.64%		$1,148,300		$436,022	$712,934
Interest Rate Non-U.S.	$2,208,039	1.23%		$2,752,534		$1,604,069	$2,363,544
Interest Rate U.S.	$1,939,716	1.08%		$3,097,337		$1,939,716	$2,712,918
Livestock	$146,394	0.08%		$347,118		$137,871	$256,480
Lumber	$—	—	% **	$5,382	$		$2,812
Metals	$1,502,461	0.84%		$1,661,084		$1,258,591	$1,449,051
Softs	$1,720,837	0.96%		$1,720,837		$1,233,964	$1,441,508
Total	$13,639,845	7.60%

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

Sydling’s President and CFO have evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2018 and, based on that evaluation, Sydling’s President and CFO have concluded that, at that date, the Fund’s disclosure controls and procedures were effective.

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

There were no changes in the Fund’s internal control over financial reporting process during the fiscal quarter ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

There are no material changes to the discussion set forth under Item 3. “Legal Proceedings” in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 as updated by the Fund’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2018 and June 30, 2018. There are no material legal proceedings pending against the Fund and Sydling.

Item 1A.    Risk Factors

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and under Part II, Item 1A. “Risk Factors” in the Fund’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2018 and June 30, 2018.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended September 30, 2018, there were additional subscriptions of 1,576.925 Redeemable Units totaling $1,855,500. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, Sydling relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used for the trading of commodity interests, including futures and option contracts.

The following chart sets forth the purchases of Redeemable Units by the Fund.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2018 – July 31, 2018	2,063.126	$1,175.11	N/A	N/A
August 1, 2018 – August 31, 2018	824.452	$1,192.28	N/A	N/A
September 1, 2018 – September 30, 2018	841.895	$1,186.21	N/A	N/A
Total	3,729.473	$1,184.54

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

CAVENDISH FUTURES FUND LLC
(Registrant)

By:	Sydling Futures Management LLC

By:	/s/ Jerry Pascucci
Jerry Pascucci
President and Director

Date:	November 14, 2018