Form 10-K
period 2018-12-31
Cavendish Futures Fund LLC
filed 2019-03-27
CIK 1562622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

(800) 580-2359

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K ☒.

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

153,435.597 Limited Liability Company Redeemable Units with an aggregate value of $180,434,341 were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 28, 2019, 124,621.367 Limited Liability Company Redeemable Units were outstanding.

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

During the initial offering period (September 30, 2012 through February 18, 2013), the Fund sold 26,182.375 redeemable units of limited liability company interest (“Redeemable Units”) at $1,000 per Redeemable Unit.  No securities which represent an equity interest or any other interest in the Fund trade on any public market. The Fund privately and continuously offers Redeemable Units to qualified investors.  There is no maximum number of Redeemable Units that may be sold by the Fund.  Subscriptions and redemptions of Redeemable Units and Member Designee’s (defined below) contributions for the years ended December 31, 2018, 2017 and 2016 are reported in the Statement of Changes in Members’ Capital under “Item 8.  Financial Statements and Supplementary Data.”

The Fund is member-managed for purposes of Delaware law.  Pursuant to the Fund’s amended and restated limited liability company agreement, as may be amended from time to time (the “LLC Agreement”), the members of the Fund (each, a “Member” and collectively, the “Members”) have appointed Sydling (the “Member Designee”) to act as the Fund’s CPO and trading manager.  Accordingly, the Members have delegated all of their rights, powers, duties and obligations to manage and control the business and affairs of the Fund to Sydling except for (i) their right under the LLC Agreement to vote on amendments to the LLC Agreement, (ii) their right under the LLC Agreement to call a meeting of the Members, or (iii) their right under the LLC Agreement to vote to revoke the delegation of rights and powers to Sydling.  The Fund has no principals or employees.  The Fund is not registered under the Investment Company Act of 1940, as amended (the “1940 Act”), as a mutual fund or otherwise.

Sydling is registered as a CPO and a commodity trading advisor with the Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”) effective August 10, 2011.  Sydling, a wholly owned subsidiary of UBS Alternatives LLC, was formed on August 4, 2011.  UBS Alternatives LLC is a wholly owned subsidiary of UBS Americas Inc. In 2016, UBS AG transferred its ownership interest in UBS Americas Inc. to UBS Americas Holding LLC, a wholly owned subsidiary of UBS AG which is a wholly owned subsidiary of UBS Group AG.  Sydling was formed pursuant to authorization by UBS Alternatives LLC.  Each of the Fund and the Master Fund were formed pursuant to authorization by Sydling.  In order to form the Fund and the Master Fund, Sydling also acted as the initial member of each.

Effective February 19, 2013, the Fund allocated substantially all of its assets to the Master Fund.  The Fund maintains a capital account balance at the Master Fund, the initial balance of which was $26,207,375. As of December 31, 2018, the Advisor trades the Fund’s assets in accordance with the Diversifed Macro Strategies at 150% leverage (the “Program”).  A description of the trading activities and focus of the Advisor is included under “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Sydling also acts as the trading manager of the Master Fund.  Sydling and the Advisor believe that trading through this structure should promote efficiency and economy in the trading process. As of December 31, 2018 and 2017, the Fund owned 100% of the Master Fund. The Fund intends to continue to invest substantially all of its assets in the Master Fund.  The performance of the Fund is directly affected by the performance of the Master Fund.  Expenses to investors as a result of the investment in the Master Fund are approximately the same and redemption rights are not affected.

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

Sydling, on behalf of the Fund, has entered into a trading advisory agreement (the “Trading Advisory Agreement”), with the Advisor, a registered commodity trading advisor, pursuant to which the Advisor manages the Fund’s assets.  The Fund pays the Advisor a monthly advisory fee equal to 1/12 of 1.5% (1.5% per year) of the Fund’s adjusted month-end net assets.  The Advisor is also paid a quarterly incentive fee equal to 20% of new trading profits earned by the Advisor for the Fund during each calendar quarter.  The Trading Advisory Agreement remains in force unless and until terminated by any party by giving the other party not less than 30 days’ written notice.  At any time during the term of the Trading Advisory Agreement, Sydling may elect immediately to terminate the Trading Advisory Agreement by giving written notice to the Advisor (i) upon any material adverse change in the financial condition of the Advisor, which in the opinion of the Advisor might reasonably be expected to materially impair its ability to discharge its obligations under the Trading Advisory Agreement, (ii) if either of Messrs. David W. Harding or Matthew D. Beddall ceases to commit the time and attention necessary to perform his respective duties to the Trading Advisor in respect of its obligations to the Master Fund, dies or has given notice to resign from his employment or directorship with the Advisor, (iii) if there is an occurrence of any material change of control with respect to the Advisor other than internal re-organization or amalgamation, or (iv) if the Master Fund, acting reasonably and in good faith, determines that the Advisor unreasonably withholds its consent to a liquidation as discussed in the Trading Advisory Agreement. Sydling currently expects that the Advisor will continue to be the Fund’s sole trading advisor.

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

For the period January 1, 2018 through December 31, 2018, the approximate average market sector allocations for the Fund were 16% Currencies, 8% Energy, 10% Grains, 11% Indices, 13% Non-U.S. Interest Rates, 20% U.S. Interest Rates, 1% Livestock, 10% Metals and 11% Softs.

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

(b) Financial Information about Segments. The Fund’s business consists of only one segment, speculative trading of commodity interests. The Fund does not engage in sales of goods or services. The Fund’s net income (loss) from operations for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 are set forth under “Item 6. Selected Financial Data.” The Fund’s Capital as of December 31, 2018, was $162,308,934.

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

Regardless of its trading performance, the Fund will incur fees and expenses, including but not limited to, selling agent fees, administrative fees, management fees and trading and transaction fees. Fees will be paid to the Advisor even if the Fund experiences a net loss for the full year.

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

The Member Designee, the Fund and its Service Providers and their Respective Operations Are Potentially Vulnerable to Cyber-Security Attacks or Incidents.

Like other business enterprises, the use of the internet and other electronic media and technology exposes the Member Designee, the Fund and its service providers, and their respective operations, to potential risks from cyber-security attacks or incidents (collectively, “cyber events”). Cyber events may include, for example, unauthorized access to systems, networks or devices, infection from computer viruses or other malicious software code, mishandling or misuse of information and attacks which shut down, disable, slow or otherwise disrupt operations, business processes or website access or functionality. In addition to intentional cyber events, unintentional cyber events can occur. Unintentional cyber events may include, for example,  the inadvertent release of confidential information, the mishandling or misuse of information and/or technological limitations or hardware failures (in the markets or otherwise) that constrain the Fund’s and the Master Fund’s ability to gather, process and communicate information efficiently and securely, without interruption.

Any cyber event could adversely affect the Fund’s business, financial condition or results of operations and cause the Fund to incur financial loss and expense, as well as face exposure to regulatory penalties or legal claims, reputational damage and additional costs associated with corrective measures. A cyber-security breach could also jeopardize a limited partner’s personal, confidential, proprietary or other information processed and stored in, and transmitted through, the Member Designee’s or a service provider’s computer systems. A cyber event may cause the Fund or its service providers to lose proprietary information, suffer data corruption, lose operational capacity (such as, for example, the loss of the ability to process transactions, calculate the Fund’s net asset value, or allow investors to transact business) and/or fail to comply with applicable privacy and other laws. Among other potentially harmful effects, cyber events also may result in theft, unauthorized monitoring and failures in the physical infrastructure or operating systems that support the Fund or its service providers.

The nature of malicious cyber-attacks is becoming increasingly sophisticated and neither the Member Designee nor the Fund can control the cyber systems and cyber-security systems of the Advisor or other third-party service providers.

The Impact of Tax Reform Legislation is Uncertain.

Tax reform legislation known as the Tax Cuts and Jobs Act (the “Tax Reform Legislation”) was enacted on December 22, 2017.  The Tax Reform Legislation makes major changes to the Code, including a number of provisions that may affect the taxation of investment funds and their investors. The individual and collective impact of these changes is uncertain, and may not become evident for some period of time. Legislative, regulatory or administrative changes could be enacted or promulgated at any time, either prospectively or with retroactive effect, and may adversely affect the Fund, the Master Fund and/or their partners. Prospective investors should consult their tax advisors regarding the implications of the Tax Reform Legislation on their investment.

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

UBS Securities principal business address is 1285 Avenue of the Americas, New York, NY 10019.  UBS Securities acts as the Fund’s and the Master Fund’s commodity broker. UBS Securities is registered in the U.S. with the Securities and Exchange Commission (the “SEC”) as a broker dealer and is also a member of the Financial Industry Regulatory Authority (“FINRA”)  and is registered with the

Commodity Futures Trading Commission (the “CFTC”) as a Futures Commission Merchant and is a member of the National Futures Association (“NFA”).  UBS Securities is a member of various U.S. futures and securities exchanges.

UBS Securities is and has been a defendant in numerous legal proceedings, including actions brought by regulatory organizations and government agencies, relating to its securities and commodities business that allege various violations of federal and state securities laws.  UBS Group AG (“UBS”), the ultimate parent company to UBS Securities, files annual reports and quarterly reports to the SEC in which it discloses material information about UBS matters, including information about any material litigation or regulatory investigations (https://www.ubs.com/global/en/about_ubs/investor_relations/quarterly_reporting/2018.html) Actions with respect to UBS Securities’ futures commission merchant business are publicly available on the website of the NFA (http://www.nfa.futures.org/) and with respect to UBS Securities’ brokerage business are publicly available on the website of FINRA (http://www.finra.org).

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

In July 2011, the Federal Housing Finance Authority (“FHFA”), as conservator for the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation (collectively, the “GSEs”) filed suit against UBS Securities and certain affiliates in connection with the GSEs’ investments in $4.5 billion in original face amount of UBS-sponsored RMBS and $1.8 billion in original face amount of third party RMBS. The suit asserted claims for damages and rescission under federal and state securities laws and state common law and alleges losses of approximately $1.2 billion plus interest. The court denied UBS Securities motion to dismiss in 2012. In April 2013, the court’s decision with respect to two legal issues that were the subject of UBS Securities motion to dismiss was affirmed on appeal by the US Court of Appeals for the Second Circuit. The FHFA also filed suits in 2011 against UBS Securities and other financial institutions relating to their role as underwriter of third-party RMBS purchased by the GSEs asserting claims under various legal theories, including violations of the federal and state securities laws and state common law. In July 2013, UBS Securities entered into a settlement with the FHFA under which UBS Securities paid $885 million to resolve these lawsuits and certain other unasserted claims. More specifically, the FHFA agreed to dismiss the pending lawsuits and release potential claims it could assert against UBS Securities on behalf of the GSEs related to UBS-sponsored RMBS and third-party RMBS underwritten by UBS Securities. The FHFA and the GSEs also agreed that they will not take steps to cause third parties to assert loan repurchase demands or commence loan repurchase litigation in connection with UBS-sponsored RMBS.

In July 2013 the European Commission issued a Statement of Objections against multiple CDS dealers including UBS AG and UBS Securities, as well as data service provider Markit and the International Swaps and Derivatives Association (“ISDA”). The Statement of Objections broadly alleges that the dealers infringed European Union (“EU”) antitrust rules by colluding to prevent exchanges from entering the credit derivatives market between 2006 and 2009. UBS AG and UBS Securities have submitted their response to the Statement of Objections in January 2014 and presented their position in an oral hearing in May 2014. Since mid-2009, the Antitrust Division of the Department of Justice has also been investigating whether multiple dealers, including UBS AG and UBS Securities, conspired with each other and with Markit to restrain competition in the markets for CDS trading, clearing and other services. Between May 2013 and November 2013, several putative class action complaints were filed against multiple dealers, including UBS AG and UBS Securities, as well as Markit and ISDA, alleging violations of the U.S. Sherman Antitrust Act (“Sherman Act”) and common law. In January 2014 and April 2014, after the cases were consolidated for pretrial purposes in U.S. federal court in New York, plaintiffs filed a consolidated amended complaint. Plaintiffs allege that the defendants unlawfully conspired to restrain competition in and/or monopolize the market for CDS trading in the U.S. in order to protect the dealers’ profits from trading CDS in the over-the-counter market. Plaintiffs assert claims on behalf of all purchasers and sellers of CDS that transacted directly with any of the dealer defendants since January 1, 2008, and seek unspecified trebled compensatory damages and other relief.

UBS Securities is responding to inquiries concerning the operation of UBS’s alternative trading system (“ATS”) (also referred to as a dark pool) and its securities order routing and execution practices from various authorities, including the SEC, the New York Attorney General and FINRA, who reportedly are pursuing similar investigations industry-wide. In January 2015, the SEC announced the resolution of its investigation concerning the operation of UBS’s ATS between 2008 and 2012, which focused on certain order types and disclosure practices that were discontinued two years ago. Under the SEC settlement order, which charges UBS with, among other things, violations of Section 17(a)(2) of the Securities Act of 1933 and Rule 612 of Regulation NMS (known as the sub-penny rule), UBS has paid a total of USD 14.5 million, which includes a fine of USD 12 million and disgorgement of USD 2.4 million. UBS is cooperating in the ongoing regulatory matters, including by the SEC.

In the opinion of management, after consultation with legal counsel, the ultimate resolution of such aforementioned litigation will not have a materially adverse effect on UBS Securities’ financial position.

Item 4. Mine Safety Disclosures. Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)         Market Information. The Fund has issued no stock. There is no public market for the Redeemable Units.

(b)         Holders. The number of holders of Redeemable Units as of December 31, 2018, was 1,316.

(c)          Dividends. The Fund did not declare a distribution in 2018 or 2017. The Fund does not intend to declare distributions in the foreseeable future.

(d)         Securities Authorized for Issuance Under Equity Compensation Plans. None.

(e)          Performance Graph. Not applicable.

(f)           Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. For the twelve months ended December 31, 2018, there were additional subscriptions of 10,901.036 Redeemable Units totaling $12,779,900.  For the twelve months ended December 31, 2017, there were additional subscriptions of 18,430.054 Redeemable Units totaling $20,456,078. For the twelve months ended December 31, 2016, there were additional subscriptions of 42,744.236 Redeemable Units totaling $52,547,971. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Exchange Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder (“Regulation D”). The Redeemable Units were purchased by accredited investors as described in Regulation D. In determining the applicability of the exemption, the Member Designee relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the additional subscriptions of Redeemable Units are used in the trading of commodity interests including futures contracts, swaps, options and forward contracts and any other interests pertaining thereto, including interests in commodity pools.

(g)     Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of Redeemable Units by the Fund.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2018— October 31, 2018	1,255.848	$1,149.24	N/A	N/A
November 1, 2018 — November 30, 2018	3,418.521	$1,184.26	N/A	N/A
December 1, 2018 — December 31, 2018	3,965.044	$1,126.62	N/A	N/A
	8,639.413	$1,153.37	N/A	N/A

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

Item 6.  Selected Financial Data.

Total trading results, interest income, net income (loss), net income (loss) per unit of Members’ Capital for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 were as follows:

	2018	2017	2016	2015	2014
Total trading results	$(1,227,601)	$18,222,946	$(2,515,321)	$9,734,927	$23,503,189
Total expenses	10,859,251	11,071,089	11,782,846	11,141,217	9,059,123
Interest income allocated from Master Fund	3,329,852	1,609,322	473,865	42,256	19,485

Net income (loss)	$(8,757,000)	$8,761,179	$(13,824,302)	$(1,364,034)	$14,463,551

Net income (loss) per unit of Members’ Capital*	$(58.74)	$58.35	$(75.18)	$(4.17)	$177.79

Members’ Capital per unit	$1,126.62	$1,185.36	$1,127.01	$1,202.19	$1,206.36

Total assets	$168,596,780	$186,654,431	$193,320,916	$176,578,310	$114,963,978

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

Winton Capital Management Limited

The Fund’s assets allocated to the Advisor for trading are not invested in commodity interests directly. The Advisor’s allocation of the Fund’s assets is currently invested in the Master Fund. The Advisor trades the Master Fund’s, and thereby the Fund’s, assets in accordance with its Diversified Macro Strategies (the “Program”), a proprietary, systematic trading program.

The investment objective of the Program is to achieve long-term investment growth.

The Program follows a disciplined investment process that is based on statistical analysis of historial data.  The initial stage of the process involves collecting, cleaning and organizing large amounts of data.  The Program uses a wide variety of data inputs including factors that are intrinsic to markets, such as price, volume and open interest; and those that are external to markets, such as economic statistics, industrial and commodity data and public company financial data.  The Advisor conducts statistical research into the data in an attempt to quantify the probability of particular markets rising or falling, conditional on a variety of quantifiable factors.  The Advisor’s research is used to develop mathematical models that attempt to forecast market returns, the variability or volatility associated with such returns (often described as “risk”), and the correlation between markets and transaction costs.  These forecasts are used in investment strategies that determine what positions should be held to maximize profit within a certain range of risk.  As a result of the Advisor’s research, the Advisor expects that the investments made in accordance with this process will have an improved chance of being successful which is expected to lead to profits over the long-term.

The Advisor’s investment strategy is operated as an automated, computer-based investment system.  The Program is modified over time as the Advisor monitors its operation and undertakes further research.  Changes to the Program occur as a result of, amongst other things, the discovery of new relationships, changes in market liquidity, the availability of new data or the reinterpretation of existing data.

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

The Advisor does not take any responsibility for the accuracy or completeness of the contents of this document, any representations made herein, or the performance of the Fund/Master Fund. The Advisor disclaims any liability for any direct, indirect, consequential or other losses or damages, including loss of profits incurred by members or by any third party that may arise from any reliance on this document. The Advisor is neither responsible for, nor involved in, the marketing, distribution or sales of shares or interests in the Fund and is not responsible for compliance with any marketing or promotion laws, rules or regulations; and no third party other than the Advisor is authorized to make any statement about any of the Advisor’s products or services in connection with any such marketing, distribution or sales. Past performance by any other fund advised by the Advisor is not indicative of any future performance by the Fund/Master Fund.

(a) Liquidity.

The Fund does not engage in sales of goods or services. Its only assets are its investment in the Master Fund and cash. The Master Fund does not engage in the sale of goods or services. The Master Fund’s only assets are the equity in its trading accounts, consisting of cash and cash equivalents, net unrealized appreciation of open futures contracts, net unrealized appreciation on forward contracts and options, if applicable. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Fund, through its investment in the Master Fund. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2018.

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

For the year ended December 31, 2018, the Fund’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 7.72%. The foregoing margin to equity ratio takes into account cash held in the Fund’s name, as well as the allocable value of the positions and cash held on behalf of the Fund in the name of the Master Fund.

In the normal course of business, the Master Fund, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments.  These financial instruments may include futures, forwards and options on futures whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument.  These instruments may be traded on an exchange, a swap execution facility or OTC.  Exchange-traded instruments are standardized and include futures and certain forward, swap and option contracts.  OTC contracts are negotiated between contracting parties and include certain swaps, forwards and options contracts.  Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted.  The purchaser of an option may lose the entire premium paid for the option.  The writer, or seller, of an option has unlimited risk.  Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk.  In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.  For the years ended December 31, 2018, 2017 and 2016 the Master Fund traded futures contracts only.

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

(ii) The Fund’s capital consists of the capital contributions of the members as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market movements in commodities are dependent upon fundamental and technical factors which the Advisor may or may not be able to identify, such as changing supply and demand relationships, weather, government agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Fund expenses consist of, among other things, selling agent fees, advisory fees and administrative fees. The level of these expenses is dependent upon the level of trading and the ability of the Advisor to identify and take advantage of price movements in the commodity markets, in addition to the level of Net Assets maintained. In addition, the amount of interest income payable by UBS Securities is dependent upon interest rates over which the Fund has no control.

For the year ended December 31, 2018, there were additional subscriptions of 10,901.036 Redeemable Units totaling $12,779,900. For the year ended December 31, 2017, there were additional subscriptions of 18,430.054 Redeemable Units totaling $20,456,078. For the year ended December 31, 2016, there were additional subscriptions of 42,744.236 Redeemable Units totaling $52,547,971.

No forecast can be made as to the level of redemptions in any given period. A member may require the Fund to redeem its Redeemable Units at their net asset value as of the last day of a month on five business days’ notice to the Member Designee (provided Redeemable Units have been held for three months). There is no fee charged to members in connection with redemptions. Redemptions generally are funded out of the Fund’s cash holdings. For the year ended December 31, 2018, 21,512.536 Redeemable Units were redeemed totaling $25,064,841. For the year ended December 31, 2017, 32,003.274 Redeemable Units were redeemed totaling $35,489,390. For the year ended December 31, 2016, 17,157.938 Redeemable Units were redeemed totaling $20,612,612.

Redeemable Units were sold to persons and entities who are accredited investors as that term is defined in rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”).

(c) Results of Operations.

For the year ended December 31, 2018, the net asset value per Redeemable Unit decreased 4.96% from $1,185.36 to $1,126.62. For the year ended December 31, 2017, the net asset value per Redeemable Unit increased 5.18% from $1,127.01 to $1,185.36. For the year ended December 31, 2016, the net asset value per Redeemable Unit decreased (6.25)% from $1,202.19 to $1,127.01.

The Fund, through its investment in the Master Fund, experienced a net trading loss of $1,227,601 before selling agent fees and related fees for the year ended December 31, 2018. Losses were primarily attributable to the trading of commodity futures in stock indices, currencies, metals and livestock and were partially offset by gains in energy, U.S and non-U.S. interest rates, softs and grains. The net trading gain (or loss) realized from the Fund’s investment in the Master Fund is disclosed on Page 23 under “Item 8. Financial Statements and Supplementary Data.”

During 2018 the Fund generated gains from fixed income and commodities markets, and experienced losses from currencies and equity indices. Profits from fundamental signals reduced losses from technical signals within the strategy. Trend following, which belongs to the latter group of signals, had a particularly difficult 12 months, mostly due to losses sustained in February and October 2018. February’s market reversal served to underscore overcrowding in trend-following strategies and the Advisor gradually reduced some trend-following exposures over the remainder of the year.

Energies and precious metals were the biggest contributors to returns within commodities, with the Fund profiting from trends in crude oil, silver and gold. Oil prices rose by more than a fifth over the first nine months of the year, but gave back all those gains and more in the final quarter. The Fund made money in both directions, starting the year with a large long position and turning short during October. At the same time, the Fund’s predominantly short positioning in precious metals profited from downtrends in gold and silver.

There were notable moves elsewhere in commodities, albeit with mixed results for performance. The Fund profited from falls in sugar, coffee and soybeans, which all touched multi-year lows during the third quarter of 2018. Meanwhile, the Fund’s long positions in aluminum and nickel lost money, with both markets reversing course after trending upwards during 2017.

Gains in fixed income sector were driven by short-term interest rates, with short exposure to Eurodollar futures accounting for the largest share of profits. In government bonds, gains from falling short-dated U.S. Treasuries failed to offset losses from their longer-dated counterparts.

Developed market currencies contributed negatively to performance overall, particularly the Japanese yen, which rallied against the dollar during the first quarter. These losses were partly offset by profits in the euro, with the Fund benefiting from short exposure versus the dollar during the second half of the year. The Fund generated gains from trading the Mexican Peso, even as several other emerging currencies experienced volatility.

The Fund lost money in equity index futures portfolio due to long exposures in Japanese and European markets, although positions in U.S. and emerging market indices made money overall. The Fund’s short position in the U.S. Russell 2000 Index futures ranked among the top ten contributors for the year.

The Fund’s positioning changed considerably over the course of 2018. There were reductions in previously long exposures to stock indices and crude oil as well as a short exposure to U.S. Treasuries. The Fund’s betas to all three were close to zero by the end of 2018. Portfolio sensitivity to the U.S. Dollar Index, meanwhile, increased steadily since the middle of February, as the dollar trended up against most major currencies. The Fund headed into 2019 positioned to benefit from a further strengthening in the U.S. dollar and non-U.S. fixed income prices, and falling precious metals and agricultural prices.

The Fund, through its investment in the Master Fund, experienced a net trading gain of $18,222,946 before selling agent and related fees for the year ended December 31, 2017. Gains were primarily attributable to the trading of commodity futures in stock indices, softs, livestock and lumber and were partially offset by losses in currencies, U.S and non-U.S.  interest rates, metals, energy and grains.

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

For the Fund, trend following strategies detracted the most in 2016. Carry and other non-trend strategies contributed positively.Fixed income was the worst sector for the Fund during the fourth quarter 2016 as U.S. Federal Reserve delivered a 25 bps rate increase and the market priced in three more rate increases in 2017. Inflation indicators stabilized in Europe, which resulted in losses for long positions in European bonds. Notwithstanding these changes, fixed income sector was a positive contributor for the full year 2016, as the fund generated more gains during the run up in prices earlier in the year compared to the giveback later.

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

During the reporting period, interest income on 100% of the average daily equity maintained in cash in the Master Fund’s brokerage account with UBS Securities was earned at a 30-day U.S. Treasury bill rate. Interest income for the year ended December 31, 2018 increased by $1,720,530 as compared to the year ended December 31, 2017. The increase in interest income is primarily due to an increase in interest rates during the year ended December 31, 2018, as compared to the corresponding period in 2017. Interest earned by the Fund will increase the net asset value of the Fund. The amount of interest income earned by the Fund during the reporting period depended on the average daily equity in the Master Fund’s account and upon interest rates over which neither the Fund, the Masster Fund nor UBS Securities had control.

Clearing and transaction fees are based on the number of round turns made in the Master Fund’s account.  Clearing and transaction fees of the Master Fund for the years ended December 31, 2018 and 2017 were $164,983 and $197,880, respectively.  The decrease in clearing and transaction fees for the year ended December 31, 2018 is a result of a decrease in the number of futures contracts traded in the year ended December 31, 2018 as compared to the corresponding period in 2017.

Ongoing selling agent fees are calculated as a percentage of the Master Fund’s adjusted net assets as of the end of each month and are affected by trading performance, subscriptions and redemptions.

Ongoing selling agent fees of the Fund, and paid for by the Master Fund, for the years ended December 31, 2018 and 2017 were $6,323,564 and $6,589,338.  The decrease in ongoing selling agent fees for the year ended December 31, 2018 as compared to the corresponding period in 2017 is due to a decrease in the Fund’s average capital account balance at the Master fund.

Advisory fees are calculated as a percentage of the Fund’s adjusted net assets as of the end of each month and are affected by trading performance, subscriptions and redemptions.

Advisory fees of the Fund for the years ended December 31, 2018 and 2017 were $2,701,743 and $2,815,226, respectively.  The calculation of advisory fees for the years ended December 31, 2018 and 2017 was based on a monthly average net asset value of $180,116,171 and $187,681,718, respectively.  The decrease in advisory fees for the year ended December 31, 2018 as compared to the corresponding period in 2017 is due to a decrease in the average net assets.

Administrative fees are paid to Sydling for administering the business and affairs of the Fund.  Sydling pays a portion of the administrative fee to the Administrator. These fees are calculated as a percentage of the Fund’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions.

Administrative fees of the Fund for the years ended December 31, 2018 and 2017 were $900,581 and $938,409, respectively.  The calculation of administrative fees for the years ended December 31, 2018 and 2017 was based on a monthly average net asset value of $180,116,171 and $187,681,718, respectively.  The decrease in administrative fees for the year ended December 31, 2018 as compared to the corresponding period in 2017 is due to a decrease in the average net assets.

Incentive fees to the Advisor are based on the new trading profits generated by the Advisor, paid at the end of each quarter, as defined in the Trading Advisory Agreement among the Master Fund, the Fund, Sydling and the Advisor. Incentive fees of $311,386 were earned for the year ended December 31, 2018. There were no incentive fees earned during the year ended December 31, 2017.

The Fund pays professional fees, which generally include legal and accounting expenses, and other expenses, which generally include filing and printing fees. Professional fees and other expenses for the years ended December 31, 2018 and 2017 were $361,494 and $431,736, respectively.

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

In August 2018, the FASB issued Accounting Standards Update 2018-13, Fair Value Measurement (Topic 820) — Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”) which introduces new fair value disclosure requirements as well as eliminates and modifies certain existing fair value disclosure requirements.  ASU 2018-13 would be effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years; however, the Fund has elected to early adopt ASU 2018-13 effective with the current reporting period.  The impact of the Fund’s adoption was limited to changes in the Fund’s financial statement disclosures regarding fair value, primarily those disclosures related to transfers between levels of the fair value hierarchy.

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

For assets and liabilities measured at fair value on a recurring basis during the period, the Master Fund provides quantitative disclosures about the fair value measurements separately for each class of assets and liabilities.

The Master Fund considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1).  The values of non exchange-traded forward, swap and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) and for those contracts that are priced using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). As of and for the years ended December 31, 2018, 2017 and 2016, the Master Fund did not hold any derivative instruments for which market quotations are not readily available and which are priced by broker-dealers who derive fair values for these assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

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

The Master Fund’s Trading Value at Risk in Different Market Sectors

Value at Risk tables represent a probabilistic assessment of the risk of loss in the market risk sensitive instruments. The following tables indicates the trading Value at Risk associated with the Master Fund’s open positions by market category as of December 31, 2018 and 2017, and the highest, lowest and average value at any point during the year/period. All open position trading risk exposures of the Master Fund have been included in calculating the figures set forth below. As of December 31, 2018, the Master Fund’s total capitalization was $162,308,934 and the Fund owned approximately 100% of the Master Fund. The Fund invests substantially all of its assets in the Master Fund. The Master Fund’s Value at Risk as of December 31, 2018 was as follows:

December 31, 2018

(Unaudited)

Market Sector	Value at Risk	% of Total Capitalization		High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$3,679,519	2.27%		$7,678,536	$1,052,854	$2,355,627
Energy	$1,896,258	1.17%		$3,831,662	$251,729	$1,084,131
Grains	$2,089,419	1.29%		$3,957,304	$794,125	$1,315,748
Index	$1,247,579	0.77%		$7,090,936	$411,920	$1,758,613
Interest Rate Non-U.S.	$1,725,235	1.06%		$3,594,919	$599,498	$1,812,433
Interest Rate U.S.	$1,184,166	0.73%		$4,139,754	$1,184,166	$2,691,708
Livestock	$185,800	0.11%		$352,49	$11,197	$201,074
Lumber	$2,477	—	% **	$5,382	$—	$2,980
Metals	$1,154,438	0.71%		$2,653,592	$643,221	$1,341,207
Softs	$2,191,549	1.35%		$4,549,259	$883,348	$1,484,954

Total	$15,356,440	9.46%

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

The following were the primary trading risk exposures of the Master Fund as of December 31, 2018, by market sector.

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

Item 8. Financial Statements and Supplementary Data.

Cavendish Futures Fund LLC

The following financial statements and related items of the Fund are filed under this Item 8: Oath or Affirmation, Report of Independent Registered Public Accounting Firm, for the years ended December 31, 2018 and 2017; Statements of Financial Condition at December 31, 2018 and 2017; Statements of Operations for the years ended December 31, 2018, 2017 and 2016; Statements of Changes in Members’ Capital for the years ended December 31, 2018, 2017 and 2016; and Notes to Financial Statements.

CAVENDISH FUTURES FUND LLC

Financial Statements
with Report of Independent Registered Public Accounting Firm

For the years ended December 31, 2018 and 2017

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

For the years ended December 31, 2018 and 2017

Financial statements of Sydling WNT Master Fund LLC for the years ended December 31, 2018 and 2017 are attached to these financial statements and are an integral part thereof.

Report of Independent Registered Public Accounting Firm

To the Members and the Board of Directors of Cavendish Futures Fund LLC

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of Cavendish Futures Fund LLC (the “Fund”) as of December 31, 2018 and 2017, and the related statements of operations, changes in members’ capital and the financial highlights for each of the three years in the period ended December 31, 2018 and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund at December 31, 2018 and 2017, and the results of its operations, the changes in its members’ capital and its financial highlights for each of the three years ended December 31, 2018 in conformity with U.S. generally accepted accounting principles.

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

March 20, 2019

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

The management of Cavendish Futures Fund LLC has assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our assessment, management concluded that the Fund maintained effective internal control over financial reporting as of December 31, 2018 based on the criteria referred to above.

/s/ Jerry Pascucci	/s/ Jennifer Magro
Jerry Pascucci	Jennifer Magro
President and Director	Chief Financial Officer
Sydling Futures Management LLC	Sydling Futures Management LLC
Trading Manager,	Trading Manager,
Cavendish Futures Fund LLC	Cavendish Futures Fund LLC

Cavendish Futures Fund LLC

Statements of Financial Condition

December 31, 2018 and 2017

(Expressed in U.S. Dollars)

	2018	2017
ASSETS

Investment in Sydling WNT Master Fund LLC, at fair value	$162,308,934	$183,350,875
Cash (Note 3f)	1,513,137	1,269,067
Receivable from Sydling WNT Master Fund LLC	4,774,709	2,034,489
Total Assets	$168,596,780	$186,654,431

LIABILITIES

Subscriptions received in advance (Note 3f)	$1,425,000	$1,165,000
Redemption payable	4,467,098	1,689,784
Accrued expenses:
Advisory fees (Note 4b)	208,818	231,687
Administrative fees (Notes 4a and 4c)	69,606	77,229
Professional fees and other expenses	117,324	139,856
Total Liabilities	6,287,846	3,303,556

MEMBERS’ CAPITAL

Member Designee (25.000 units, respectively)	28,165	29,634
Non-managing members (144,042.770 units and 154,654.270 units)	162,280,769	183,321,241
Total Members’ Capital	162,308,934	183,350,875
Total Liabilities and Members’ Capital	$168,596,780	$186,654,431
Members’ Capital per unit (based on 144,067.770 units and 154,679.270 units)	$1,126.62	$1,185.36

See accompanying notes to financial statements and attached financial statements of Sydling WNT Master Fund LLC.

Cavendish Futures Fund LLC

Statements of Operations

For the years ended December 31, 2018, 2017 and 2016

(Expressed in U.S. Dollars)

	2018	2017	2016
INVESTMENT INCOME

Interest income allocated from Sydling WNT Master Fund LLC	$3,329,852	$1,609,322	$473,865

EXPENSES

Expenses allocated from Sydling WNT Master Fund LLC	6,584,047	6,885,718	7,151,461
Incentive fee (Note 4b)	311,386	—	410,292
Advisory fees (Note 4b)	2,701,743	2,815,226	2,937,633
Administrative fees (Notes 4a)	900,581	938,409	979,211
Professional fees and other expenses	361,494	431,736	304,249
Total Expenses	10,859,251	11,071,089	11,782,846

NET INVESTMENT INCOME/(LOSS)	(7,529,399)	(9,461,767)	(11,308,981)

TRADING RESULTS

Net realized gain/(loss) allocated from Sydling WNT Master Fund LLC	7,985,729	14,670,517	(2,774,585)
Net change in unrealized appreciation/(depreciation) allocated from Sydling WNT Master Fund LLC	(9,213,330)	3,552,429	259,264
Total Trading Results	(1,227,601)	18,222,946	(2,515,321)

Net income/(loss)	(8,757,000)	8,761,179	(13,824,302)
Net income/(loss) per unit of Members’ Capital *	$(58.74)	$58.35	$(75.18)

* Represents the changes in Members’ Capital per unit.

See accompanying notes to financial statements and attached financial statements of Sydling WNT Master Fund LLC.

Cavendish Futures Fund LLC

Statements of Changes in Members’ Capital

For the years ended December 31, 2018, 2017 and 2016

(Expressed in U.S. Dollars)

	Non-managing members	Member Designee	Total

Members’ Capital at December 31, 2015	$171,481,896	$30,055	$171,511,951

Subscriptions, 42,744.236 units of non-managing member interest	52,547,971	—	52,547,971

Redemptions, 17,157.938 units of non-managing member interest	(20,612,612)	—	(20,612,612)

Net income (loss)	(13,822,422)	(1,880)	(13,824,302)

Members’ Capital at December 31, 2016	$189,594,833	$28,175	$189,623,008

Subscriptions, 18,430.054 units of non-managing member interest	20,456,078	—	20,456,078

Redemptions, 32,003.274 units of non-managing member interest	(35,489,390)	—	(35,489,390)

Net income (loss)	8,759,720	1,459	8,761,179

Members’ Capital at December 31, 2017	$183,321,241	$29,634	$183,350,875

Subscriptions, 10,901.036 units of non-managing member interest	12,779,900	—	12,779,900

Redemptions, 21,512.536 units of non-managing member interest	(25,064,841)	—	(25,064,841)

Net income (loss)	(8,755,531)	(1,469)	(8,757,000)

Members’ Capital at December 31, 2018	$162,280,769	$28,165	$162,308,934

See accompanying notes to financial statements and attached financial statements of Sydling WNT Master Fund LLC.

Cavendish Futures Fund LLC

Financial Highlights

For the years ended December 31, 2018, 2017 and 2016

(Expressed in U.S. Dollars)

The following represents the ratios to average non-managing members’ capital and other supplemental information for the years indicated:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Per share operating performance: (a)
Members’ capital per unit, beginning of year	$1,185.36	$1,127.01	$1,202.19
Income from investment operations:
Net investment income/(loss)	(48.89)	(56.22)	(70.39)
Net realized and unrealized gain/(loss) from investment activities	(9.85)	114.57	(4.79)
Total from investment operations	(58.74)	58.35	(75.18)
Members’ capital per unit, end of year	$1,126.62	$1,185.36	$1,127.01

Ratio/Supplemental Data: (b)
Ratio of net investment income/(loss) to average Members’ capital	(4.23)%	(5.12)%	(5.90)%
Ratio of operating expenses to average Members’ capital before incentive fee	5.93%	5.99%	5.93%
Ratio of incentive fee to average Members’ capital	0.18%	—	0.21%
Ratio of operating expenses to average Members’ capital after incentive fee	6.11%	5.99%	6.14%

Total return before incentive fee (c)	(4.78)%	5.18%	(6.04)%
Incentive fee	(0.18)%	—	(0.21)%
Total return after incentive fee	(4.96)%	5.18%	(6.25)%
Members’ capital at end of year	$162,308,934	$183,350,875	$189,623,008

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

(b)              The average members’ capital used in the above ratios is calculated by using monthly members’ capital after period-end withdrawals.  Ratios include the Fund’s share of income and expense allocated from the Master Fund.

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

Cavendish Futures Fund LLC

Notes to Financial Statements

December 31, 2018, 2017 and 2016

(Expressed in U.S. Dollars)

1.                                      Organization

Cavendish Futures Fund LLC (the “Fund”) is a Delaware limited liability company formed on August 7, 2012.  Trading operations of the Fund commenced on February 19, 2013.  The Fund’s investment objective is to achieve capital appreciation through speculative trading in U.S. and international futures, options on futures and forward markets.  The Fund may also engage in swap and other derivative transactions upon approval of Sydling.  The Fund invests substantially all of its assets in Sydling WNT Master Fund LLC (the “Master Fund”), also a Delaware limited liability company, that has the same investment objective as the Fund.  The financial statements of the Master Fund, including the condensed schedule of investments, are included elsewhere in this report and should be read with the Fund’s financial statements.  The percentage of the Master Fund’s capital owned by the Fund at December 31, 2018 and 2017 was 100%.  The performance of the Fund is directly affected by the performance of the Master Fund.

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

December 31, 2018, 2017 and 2016

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

Cavendish Futures Fund LLC

Notes to Financial Statements (continued)

December 31, 2018, 2017 and 2016

(Expressed in U.S. Dollars)

3.                                      Significant Accounting Policies (continued)

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

In August 2018, the FASB issued Accounting Standards Update 2018-13, Fair Value Measurement (Topic 820) — Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”) which introduces new fair value disclosure requirements as well as eliminates and modifies certain existing fair value disclosure requirements.  ASU 2018-13 would be effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years; however, the Fund has elected to early adopt ASU 2018-13 effective with the current reporting period.  The impact of the Fund’s adoption was limited to changes in the Fund’s financial statement disclosures regarding fair value, primarily those disclosures related to transfers between levels of the fair value hierarchy.  ASU 2018-13 will not impact the financial statements of the Fund.

e.               Investment in Master Fund

The Fund records its investment in the Master Fund at fair value and is represented by the Fund’s proportionate interest in the members’ capital of the Master Fund at December 31, 2018 and 2017.  Valuation of securities held by the Master Fund is discussed in the notes to the Master Fund’s financial statements.  The Fund records its pro rata share of the Master Fund’s income, expenses and realized and unrealized gains and losses.  The performance of the Fund is directly attributable to the performance of the Master Fund.  The Fund records its subscription and redemption of the capital account related to its investment in the Master Fund on the transaction date.  The Master Fund will adjust the capital account of the Fund.  Brokerage, clearing and transaction fees are incurred by the Master Fund and are reflected in the pro rata allocation received by the Fund from the Master Fund.

Cavendish Futures Fund LLC

Notes to Financial Statements (continued)

December 31, 2018, 2017 and 2016

(Expressed in U.S. Dollars)

3.                                      Significant Accounting Policies (continued)

f.                Subscriptions Received in Advance

Subscriptions received in advance represent the amounts paid by the non-managing members for a percentage ownership into the Fund which have not yet been added as members’ capital as of December 31, 2018 and 2017.  The amount paid is held as cash in the Fund’s escrow account and represents the majority of the cash on the Statements of Financial Condition.

g.              Redemptions Payable

Pursuant to ASC Topic 480, Distinguishing Liabilities from Equity, capital withdrawals effective December 31, 2018 and 2017 have been reflected as redemptions payable in the Statements of Financial Condition.

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

Tax positions with respect to tax at the Master Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. Management has analyzed the Master Fund’s tax positions for the open tax period and has concluded that no provision is required in the Master Fund’s financial statements.  The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Statements of Operations.  For the years ended December 31, 2018, 2017 and 2016, the Master Fund did not incur any interest or penalties.

Cavendish Futures Fund LLC

Notes to Financial Statements (continued)

December 31, 2018, 2017 and 2016

(Expressed in U.S. Dollars)

4.                                      Related Party Transactions and Other Agreements

a.              Limited Liability Company Agreement

Sydling administers the business affairs of the Fund including selecting one or more advisors to make trading decisions for the Fund.  The Fund will pay Sydling a monthly administration fee in return for its services equal to 1/12 of 0.50% (0.50% per year) of month-end adjusted members’ capital of the Fund.  Month-end members’ capital, for the purpose of calculating administration fees are members’ capital, as defined in the Limited Liability Company Agreement, prior to the reduction of the current month’s incentive allocation accrual, the monthly advisory fee, Sydling’s administration fee and any redemptions or distributions as of the end of such month.  For the years ended December 31, 2018, 2017 and 2016, the Fund incurred administrative fees of $900,581, $938,409 and $979,211, respectively, of which $69,606, and $77,229 remained payable and is reflected on the Statements of Financial Condition as of December 31, 2018 and 2017, respectively.

Each unit, when purchased by a member, shall be fully paid and non-assessable.  No member shall be liable for Fund obligations in excess of the capital contributed by the member, plus such member’s share of undistributed profits, if any.

b.              Trading Advisory Agreement

Sydling, on behalf of the Fund, has entered into an advisory agreement (the “Trading Advisory Agreement”) with the Advisor, a registered commodity trading advisor.  The Advisor is not affiliated with Sydling or UBS Securities LLC, the Master Fund’s commodity broker, or its affiliates and is not responsible for the organization or operation of the Fund.  The Trading Advisory Agreement provides that the Advisor has sole discretion in determining the investment of the assets of the Fund.  The Fund paid the Advisor a monthly advisory fee equal to 1/12 of 1.5% (1.5% per year) of month-end members’ capital of the Fund.  Month-end members’ capital, for the purpose of calculating advisory fees are members’ capital, as defined in the Limited Liability Company Agreement, prior to the reduction of the current month’s incentive allocation accrual, the monthly advisory fee, Sydling’s administration fee and any redemptions or distributions as of the end of such month.  The Trading Advisory Agreement may be terminated upon notice by either party.  For the years ended December 31, 2018, 2017 and 2016, the Fund incurred advisory fees of $2,701,743, $2,815,226 and $2,937,633, respectively of which $208,818 and $231,687 remained payable and is reflected on the Statements of Financial Condition as of December 31, 2018 and 2017, respectively.

Cavendish Futures Fund LLC

Notes to Financial Statements (continued)

December 31, 2018, 2017 and 2016

(Expressed in U.S. Dollars)

4.                                      Related Party Transactions and Other Agreements (continued)

b.              Trading Advisory Agreement (continued)

In addition, the Advisor receives a quarterly incentive fee equal to 20% of New Trading Profits, as defined in the Trading Advisory Agreement, earned on behalf of the Fund during each calendar quarter and are issued as special member units.  The amounts of $311,386 and $410,292 represent the incentive fees earned on new trading profits earned for the years ended December 31, 2018 and 2016, respectively.  For the year ended December 31, 2017, the Fund did not earned any incentive fees.

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

5.                                      Subscriptions, Distributions and Redemptions

The Fund will offer units privately through its selling agent, UBS Financial Services Inc.  The Fund may engage additional selling agents in the future, including selling agents affiliated or unaffiliated with Sydling.  The minimum initial subscription in the Fund is $25,000 (or $10,000 in the case of ERISA Plans).  The minimum additional investment for those who are current members and are qualified investors is $10,000.  Sydling may, in its sole discretion, lower these amounts.  Subscriptions for units are made five business days prior to the end of a month and are made at the net asset value (“NAV”) on the first day of the following month.  Sydling may reject any subscription for any reason for a reasonable period of time after receipt.

Distributions, if any, will be made at the sole discretion of Sydling.

Cavendish Futures Fund LLC

Notes to Financial Statements (continued)

December 31, 2018, 2017 and 2016

(Expressed in U.S. Dollars)

5.                                      Subscriptions, Distributions and Redemptions (continued)

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

6.                                      Subsequent Events

Management has evaluated the impact of all subsequent events on the Fund through March 20, 2019, the date these financial statements were available to be issued.  Subsequent to year end additional subscriptions were received from the non-managing members totaling $2,005,500.  Subsequent to year end redemptions were paid to the non-managing members totaling $22,950,237.  Management has determined that there were no additional subsequent events requiring recognition or disclosure in the financial statements.

SYDLING WNT MASTER FUND LLC

Financial Statements
with Report of Independent Registered Public Accounting Firm

For the years ended December 31, 2018 and 2017

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

For the years ended December 31, 2018 and 2017

Report of Independent Registered Public Accounting Firm

To the Members and the Board of Directors of Sydling WNT Master Fund LLC

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of Sydling WNT Master Fund LLC (the “Fund”), including the condensed schedules of investments as of December 31, 2018 and 2017, and the related statements of operations, changes in member’s capital and the financial highlights for the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund at December 31, 2018 and 2017, and the results of its operations, the changes in its member’s capital and its financial highlights for each of the three years ended December 31, 2018 in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2018, by correspondence with the custodian and brokers. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Fund’s auditor since 2013

March 20, 2019

New York, New York

Sydling WNT Master Fund LLC

Statements of Financial Condition

December 31, 2018 and 2017

(Expressed in U.S. Dollars)

	2018	2017
ASSETS

Cash (including restricted cash of $15,356,440 and $20,253,846, respectively)	$171,222,974	$180,260,068
Net unrealized appreciation on open futures contracts	—	5,227,400
Interest receivable	375,668	512,251
Total Assets	$171,598,642	$185,999,719

LIABILITIES AND MEMBER’S CAPITAL

Net unrealized depreciation on open futures contracts	$3,985,930	$—
Redemptions payable	4,774,709	2,034,489
Accrued expenses:
Selling agent fees	488,753	542,289
Professional fees and other expenses	40,316	72,066
Total Liabilities	9,289,708	2,648,844

Member’s Capital	162,308,934	183,350,875
Total Liabilities and Member’s Capital	$171,598,642	$185,999,719

The accompanying notes are an integral part of these financial statements.

Sydling WNT Master Fund LLC

Condensed Schedules of Investments

December 31, 2018

(Expressed in U.S. Dollars)

			Percent of
Number of			Member’s
Contracts		Fair Value	Capital
	FUTURES CONTRACTS OWNED
214	CURRENCIES	$149,610	0.09%
387	ENERGY	(3,697,024)	(2.27)%
3,150	FINANCIALS	1,939,185	1.19%
11	GRAINS	686	0.00%
286	INDEX	(738,566)	(0.45)%
37	MATERIALS	(126,320)	(0.08)%
12	MEATS	5,250	0.00%
378	METALS	(2,016,857)	(1.24)%
	TOTAL FUTURES CONTRACTS OWNED	(4,484,036)	(2.76)%

	FUTURES CONTRACTS SOLD
(1,271)	CURRENCIES	(933,928)	(0.57)%
(400)	ENERGY	1,838,934	1.13%
(467)	FINANCIALS	(660,228)	(0.41)%
(1,786)	GRAINS	606,608	0.37%
(223)	INDEX	345,081	0.21%
(1)	INDUSTRIALS	(55)	0.00%
(87)	MEATS	60,248	0.04%
(590)	METALS	(758,554)	(0.47)%
	TOTAL FUTURES CONTRACTS SOLD	498,106	0.30%
	TOTAL FUTURES CONTRACTS	(3,985,930)	(2.46)%
	OTHER ASSETS IN EXCESS OF OTHER LIABILITIES	166,294,864	102.46%
	TOTAL MEMBER’S CAPITAL	$162,308,934	100.00%

Percentages shown represent a percentage of member’s capital as of December 31, 2018.

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

Sydling WNT Master Fund LLC

Statements of Operations

For the years ended December 31, 2018, 2017 and 2016

(Expressed in U.S. Dollars)

	2018	2017	2016
INVESTMENT INCOME

Interest income	$3,329,852	$1,609,322	$473,865
Total Investment Income	3,329,852	1,609,322	473,865

EXPENSES

Brokerage, clearing and transaction fees	164,983	197,880	3,588,227
Selling agent fees	6,323,564	6,589,338	3,464,734
Professional fees	95,500	98,500	98,500
Total Expenses	6,584,047	6,885,718	7,151,461
Net Investment (Loss)	(3,254,195)	(5,276,396)	(6,677,596)

NET REALIZED AND UNREALIZED GAIN/(LOSS) FROM DERIVATIVE INSTRUMENTS

Net realized gain/(loss) on futures and foreign currency	7,985,729	14,670,517	(2,774,585)
Net change in unrealized appreciation/(depreciation) on futures and foreign currency	(9,213,330)	3,552,429	259,264
Net Realized and Change in Unrealized Gain/(Loss) from Derivative Instruments	(1,227,601)	18,222,946	(2,515,321)
Net Income (Loss)	$(4,481,796)	$12,946,550	$(9,192,917)

The accompanying notes are an integral part of these financial statements.

Sydling WNT Master Fund LLC

Statements of Changes in Member’s Capital

For the years ended December 31, 2018, 2017 and 2016

(Expressed in U.S. Dollars)

	2018	2017	2016
INCREASE (DECREASE) IN MEMBER’S CAPITAL FROM OPERATIONS
Net investment income/(loss)	$(3,254,195)	$(5,276,396)	$(6,677,596)
Net realized gain/(loss) on futures and foreign currency	7,985,729	14,670,517	(2,774,585)
Net change in unrealized appreciation/(depreciation) on futures and foreign currency	(9,213,330)	3,552,429	259,264
Net Income (Loss)	(4,481,796)	12,946,550	(9,192,917)

INCREASE (DECREASE) IN MEMBER’S CAPITAL FROM CAPITAL TRANSACTIONS
Subscriptions	12,779,900	20,456,078	52,547,971
Redemptions	(29,340,045)	(39,674,761)	(25,243,997)
Net Increase (Decrease) in Member’s Capital Derived from Capital Transactions	(16,560,145)	(19,218,683)	27,303,974
Net Increase (Decrease) in Member’s Capital	(21,041,941)	(6,272,133)	18,111,057
Member’s Capital at Beginning of Year	183,350,875	189,623,008	171,511,951
Member’s Capital at End of Year	$162,308,934	$183,350,875	$189,623,008

The accompanying notes are an integral part of these financial statements.

Sydling WNT Master Fund LLC

Financial Highlights

For the years ended December 31, 2018, 2017 and 2016

(Expressed in U.S. Dollars)

The following represents the ratios to average member’s capital and other supplemental information for the years indicated:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Ratio/Supplemental Data:
Ratio of net investment income/(loss) to average member’s capital (a)	(1.83)%	(2.86)%	(3.48)%
Ratio of total expenses to average member’s capital (a)	3.70%	3.73%	3.72%
Total return (b)	(2.67)%	7.55%	(3.94)%
Member’s capital at end of year	$162,308,934	$183,350,875	$189,623,008

Total return and the ratios to average member’s capital are calculated for investor’s capital taken as a whole.  An individual investor’s capital may vary from these ratios and total return based on the timing of capital transactions.

(a)	The average member’s capital used in the above ratios are calculated by using monthly member’s capital after period-end withdrawals.
(b)

Total return is calculated based on a time-weighted rate of return methodology. Monthly rates of return are compounded to derive the total return reflected above. Total return is reflected after all investment-related and operating expenses.

The accompanying notes are an integral part of these financial statements.

Sydling WNT Master Fund LLC

Notes to Financial Statements

December 31, 2018, 2017 and 2016

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

The member of the Master Fund appointed Sydling as the member designee (the “Member Designee”) to manage the business and affairs of the Master Fund and to act as the Master Fund’s commodity pool operator.  Sydling is registered as a commodity pool operator and a commodity trading advisor and is a member of the National Futures Association (“NFA”) effective August 10, 2011.  Sydling, a wholly owned subsidiary of UBS Alternatives LLC, was formed on August 4, 2011.  UBS Alternatives LLC is a wholly owned subsidiary of UBS Americas Inc.  In 2015, UBS AG (“UBS”) transferred its ownership interest in UBS Americas Inc. to UBS Americas Holding LLC, a wholly owned subsidiary of UBS which is a wholly owned subsidiary of UBS Group AG.  UBS Group AG was established as the holding company of UBS in response to evolving regulatory requirements.

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

December 31, 2018, 2017 and 2016

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

December 31, 2018, 2017 and 2016

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

In August 2018, the FASB issued Accounting Standards Update 2018-13, Fair Value Measurement (Topic 820) — Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”) which introduces new fair value disclosure requirements as well as eliminates and modifies certain existing fair value disclosure requirements.  ASU 2018-13 would be effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years; however, the Fund has elected to early adopt ASU 2018-13 effective with the current reporting period.  The impact of the Fund’s adoption was limited to changes in the Fund’s financial statement disclosures regarding fair value, primarily those disclosures related to transfers between levels of the fair value hierarchy.

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

Sydling WNT Master Fund LLC

Notes to Financial Statements (continued)

December 31, 2018, 2017 and 2016

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

The Master Fund considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1).  The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) and for those contracts that are priced using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).  As of and for the years ended December 31, 2018, 2017 and 2016, the Master Fund did not hold any derivative instruments for which market quotations are not readily available and which are priced by broker-dealers who derive fair values for these assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).  The gross presentation of the fair value of the Master Fund’s derivatives by instrument type is shown in Note 5, “Trading Activities”.

Sydling WNT Master Fund LLC

Notes to Financial Statements (continued)

December 31, 2018, 2017 and 2016

(Expressed in U.S. Dollars)

3.                                      Significant Accounting Policies (continued)

d.              Fair Value Measurements (continued)

At December 31, 2018 and 2017, financial instruments recorded at fair value, consisted of the following:

ASSET TABLE

Description	Total Fair Value at December 31, 2018	Level 1	Level 2	Level 3
Futures Contracts	$5,914,315	$5,914,315	$—	$—
Total Assets	$5,914,315	$5,914,315	$—	$—

LIABILITIES TABLE

Description	Total Fair Value at December 31, 2018	Level 1	Level 2	Level 3
Futures Contracts	$9,900,245	$9,900,245	$—	$—
Total Liabilities	$9,900,245	$9,900,245	$—	$—

Net Assets and Liabilities	$(3,985,930)	$(3,985,930)	$—	$—

ASSET TABLE

Description	Total Fair Value at December 31, 2017	Level 1	Level 2	Level 3
Futures Contracts	$9,964,270	$9,964,270	$—	$—
Total Assets	$9,964,270	$9,964,270	$—	$—

LIABILITIES TABLE

Description	Total Fair Value at December 31, 2017	Level 1	Level 2	Level 3
Futures Contracts	$4,736,870	$4,736,870	$—	$—
Total Liabilities	$4,736,870	$4,736,870	$—	$—

Net Assets and Liabilities	$5,227,400	$5,227,400	$—	$—

Sydling WNT Master Fund LLC

Notes to Financial Statements (continued)

December 31, 2018, 2017 and 2016

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

e.               Redemptions Payable

Pursuant to ASC Topic 480, Distinguishing Liabilities from Equity, capital withdrawals effective December 31, 2018 and 2017 have been reflected as redemptions payable in the Statements of Financial Condition.

f.                Cash

Cash represents cash held on deposit and in segregated accounts with UBS.  The Master Fund considers all cash and short term deposits with original maturity of three months or less to be cash or cash equivalents.  There are no cash equivalents held as at December 31, 2018 and 2017.  Cash includes the initial cash margin of $15,356,440 and $20,253,846 held by UBS against open derivative positions at December 31, 2018 and 2017, respectively.  Cash includes foreign cash balances equal to $1,246,408 (cost $1,253,345) and $8,230,371 (cost $8,076,884) at December 31, 2018 and 2017, respectively.

Sydling WNT Master Fund LLC

Notes to Financial Statements (continued)

December 31, 2018, 2017 and 2016

(Expressed in U.S. Dollars)

3.                                      Significant Accounting Policies (continued)

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

Sydling WNT Master Fund LLC

Notes to Financial Statements (continued)

December 31, 2018, 2017 and 2016

(Expressed in U.S. Dollars)

3.                                      Significant Accounting Policies (continued)

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

Tax positions with respect to tax at the Master Fund level not deemed to meet the “more-likely-than not” threshold would be recorded as a tax benefit or expense in the current year.  Management has analyzed the Master Fund’s tax positions for the open tax period and has concluded that no provision is required in the Master Fund’s financial statements.  The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Statements of Operations.  For the years ended December 31, 2018, 2017 and 2016, the Master Fund did not incur any interest or penalties.

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

December 31, 2018, 2017 and 2016

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

For the years ended December 31, 2018, 2017 and 2016, the Master Fund incurred brokerage commissions and trading fees of $164,983, $197,880 and $3,588,227.  For the years ended December 31, 2018, 2017 and 2016, the Master Fund incurred selling agent fees of $6,323,564, $6,589,338 and $3,464,734 of which $488,753 and $542,289 remained payable as of December 31, 2018 and 2017.

5.                                      Trading Activities

The Master Fund was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments.  The results of the Master Fund’s trading activities are shown in the Statements of Operations.

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

All of the commodity interests owned by the Master Fund are held for trading purposes.  The average number of futures contracts traded for the years ended December 31, 2018 and 2017, based on a monthly calculation, was 4,894 and 6,727, respectively.

Sydling WNT Master Fund LLC

Notes to Financial Statements (continued)

December 31, 2018, 2017 and 2016

(Expressed in U.S. Dollars)

5.                                      Trading Activities (continued)

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

Sydling WNT Master Fund LLC

Notes to Financial Statements (continued)

December 31, 2018, 2017 and 2016

(Expressed in U.S. Dollars)

5.                                      Trading Activities (continued)

The following table indicated the gross fair values of derivative instruments of futures contracts as separate assets and liabilities as of December 31, 2018 and 2017.

	December 31, 2018	December 31, 2017
ASSETS
Futures Contracts
Currencies	$492,370	$661,014
Energy	1,840,834	2,053,455
Financials	1,941,354	623,764
Grains	1,096,951	611,833
Index	360,510	1,897,815
Industrials	—	4,642
Materials	—	191,550
Meats	93,928	77,440
Metals	88,368	3,842,757
Total unrealized appreciation on open futures contracts	$5,914,315	$9,964,270

LIABILITIES
Futures Contracts
Currencies	$(1,276,688)	$(835,411)
Energy	(3,698,924)	(837,324)
Financials	(662,396)	(832,926)
Grains	(489,657)	(236,497)
Index	(753,994)	(1,111,429)
Industrials	(55)	—
Materials	(126,320)	—
Meats	(28,430)	(81,145)
Metals	(2,863,781)	(802,138)
Total unrealized depreciation on open futures contracts	$(9,900,245)	$(4,736,870)

Net unrealized appreciation (depreciation) on open futures contracts*	$(3,985,930)	$5,227,400

* These amounts are shown in “Net unrealized appreciation (depreciation) on open futures contracts” on the Statements of Financial Condition.

Sydling WNT Master Fund LLC

Notes to Financial Statements (continued)

December 31, 2018, 2017 and 2016

(Expressed in U.S. Dollars)

5.                                      Trading Activities (continued)

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the years ended December 31, 2018, 2017 and 2016.

	For the year ended	For the year ended	For the year ended
	December 31, 2018	December 31, 2017	December 31, 2016
	Gain (loss)	Gain (loss)	Gain (loss)
Sector	from trading	from trading	from trading
Currencies	$(2,937,258)	$(8,094,229)	$2,664,461
Energy	4,471,466	(1,673,412)	(7,069,507)
Financials	2,203,747	(6,136,614)	11,982,633
Grains	1,507,008	947,820	(1,838,139)
Index	(4,138,131)	34,497,369	318,890
Industrials	19,228	25,168	(24,200)
Materials	(194,510)	85,575	95,350
Meats	(483,477)	392,070	82,847
Metals	(1,675,674)	(1,820,801)	(8,727,656)
	$(1,227,601)**	$18,222,946 **	$(2,515,321)**

** These amounts are shown in “Net Realized and Change in Unrealized Gain/(Loss) from Derivative Instruments” on the Statements of Operations.

6.                                      Financial Instruments Risks

In the normal course of business, the Master Fund is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments.  These financial instruments may include futures, forwards and options on futures whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument.  These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”).  Exchange-traded instruments are standardized and include futures and certain forward and options contracts.  OTC contracts are negotiated between contracting parties and include certain swaps, forwards and options contracts.  Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted.  The purchaser of an option

Sydling WNT Master Fund LLC

Notes to Financial Statements (continued)

December 31, 2018, 2017 and 2016

(Expressed in U.S. Dollars)

6.                                      Financial Instruments Risks (continued)

may lose the entire premium paid for the option.  The writer, or seller, of an option has unlimited risk.  Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk.  In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.  For the years ended December 31, 2018 and 2017, the Master Fund traded futures contracts only.

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

7.                                      Subsequent Events

Management has evaluated the impact of all subsequent events on the Master Fund through March 20, 2019, the date these financial statements were available to be issued.  Subsequent to year end additional subscriptions were received from the Fund totaling $2,005,500.  Subsequent to year end redemptions were paid to the Fund totaling $23,519,808.  Management has determined that there were no additional subsequent events requiring recognition or disclosure in the financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

The Fund’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Fund on the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods expected in the SEC rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Fund in the reports it files is accumulated and communicated to management, including the President and Chief Financial Officer (“CFO”) of the Member Designee, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Fund’s external disclosures.

The Member Designee’s President and CFO have evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2018 and, based on that evaluation, the Member Designee’s President and CFO have concluded that at that date the Fund’s disclosure controls and procedures were effective.

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

There were no changes in the Fund’s internal control over financial reporting during the fiscal quarter ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Item 11. Executive Compensation.

The Fund has no directors or officers. Its affairs are managed by the Member Designee, which receives compensation for its services, as set forth under “Item 1. Business.” UBS Securities, an affiliate of the Member Designee, is the commodity broker for the Fund and receives brokerage commissions and clearing fees for such services, as described under “Item 1. Business.” During the years ended December 31, 2018, 2017 and 2016, UBS Securities earned $164,983, $197,880 and $3,588,227, respectively, in brokerage commissions and clearing fees from the Master Fund. The Advisor earned $2,701,743, $2,815,226 and $2,937,633 in advisory fees during 2018, 2017 and 2016, respectively. The Member Designee earned $900,581, $938,409 and $979,211 in administrative fees during 2018, 2017 and 2016, respectively. The Advisor earned an incentive fee of $311,386, $0 and $410,292 for the years ended December 31, 2018, 2017 and 2016, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners. As of February 28, 2018, there are no beneficial owners of more than 5% of the Redeemable Units outstanding.

(b) Security ownership of management. Under the terms of the LLC Agreement, the Fund’s affairs are managed by the Member Designee. The following table indicates securities owned by management as of December 31, 2018:

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

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees. The aggregate fees billed and accrued for each of the last two fiscal years for professional services rendered by Ernst & Young LLP (“EY”) in the years ended December 31, 2018 and 2017 for the audit of the Fund’s annual financial statements, review of financial statements included in the Fund’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2018	$35,900
2017	$35,900

(2) Audit-Related Fees. None

(3) Tax Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by EY for tax compliance and tax advice given in the preparation of the Fund’s Schedule K1s, the preparation of the Fund’s Form 1065 and preparation of State Tax Returns were:

2018	$60,000
2017	$60,000

(4) All Other Fees. None.

(5) Not Applicable.

(6) Not Applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)	Financial Statements:

Statements of Financial Condition of the Fund at December 31, 2018 and 2017

Statements of Operations for the years ended December 31, 2018, 2017 and 2016

Statements of Changes in Members’ Capital for the years ended December 31, 2018, 2017 and 2016

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

(a) Amended and Restated LLC Agreement (files as Exhibit 3.3 to the Current Report on Form 8-K filed on July 9, 2018 and incorporated herein by reference).

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

	(a)	Letter from Sydling extending the Trading Advisory Agreement for 2015, dated June 29, 2014 (filed as Exhibit 10.4(a) to the Form 10-Q filed on August 14, 2014 and incorporated herein by reference).

(b)	Letter from Sydling extending the Trading Advisory Agreement for 2016, dated June 26, 2015 (filed as Exhibit 10.4(b) to the Form 10-Q filed on August 14, 2015 and incorporated herein by reference).

(c)	Letter from Sydling extending the Trading Advisory Agreement for 2017, dated June 16, 2016 (filed as Exhibit 10.4(c) to the Form 10-Q filed on November 14, 2016 and incorporated herein by reference).

(d)	Letter from Sydling extending the Trading Advisory Agreement for 2018, dated June 30, 2017 (filed as Exhibit 10.4(d) to the Form 10-Q filed on November 14, 2017 and incorporated herein by reference).

(e)

Amendment Agreement to the Trading Advisory Agreement, dated December 13, 2018 (filed as Exhibit 10.1 to the Current Reprot on Form 8-K filed on December 17, 2018 and incorporated herein by reference).

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

CAVENDISH FUTURES FUND LLC

By:	Sydling Futures Management LLC

By:	/s/ Jerry Pascucci
Jerry Pascucci,
President & Director
	Date:	March 27, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/Jerry Pascucci	/s/ Daryl Dewbrey	/s/ James Pellicane
Jerry Pascucci	Daryl Dewbrey	James Pellicane
President and Director	Director	Director
Sydling Futures Management LLC	Sydling Futures Management LLC	Sydling Futures Management LLC
Date: March 27, 2019	Date: March 27, 2019	Date: March 27, 2019

/s/ Jennifer Magro	/s/ William Frey
Jennifer Magro	William Frey
Chief Financial Officer	Director
Sydling Futures Management LLC	Sydling Futures Management LLC
Date: March 27, 2019	Date: March 27, 2019

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

Annual Report to Members

No proxy material has been sent to Members.