Form 10-Q
period 2019-03-31
Cavendish Futures Fund LLC
filed 2019-05-15
CIK 1562622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒

As of April 30, 2019, 118,413.279 Limited Liability Company Redeemable Units were outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
N/A	N/A	N/A

CAVENDISH FUTURES FUND LLC

Form 10-Q

Index

		Page
		Number

PART I — Financial Information:
Item 1.	Financial Statements:

	Statements of Financial Condition at March 31, 2019 (unaudited) and December 31, 2018	3

	Statements of Operations and Changes in Members’ Capital for the three months ended March 31, 2019 and 2018 (unaudited)	4

	Notes to Financial Statements, including the Financial Statements of Sydling WNT Master Fund LLC (unaudited)	5 – 18

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19 – 21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22 – 23

Item 4.	Controls and Procedures	24

PART II — Other Information		25 – 27

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

Exhibit 101.CAL — XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.LAB — XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE — XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit 101.DEF — XBRL Taxonomy Extension Definition Document.

PART I

Item 1.  Financial Statements

Cavendish Futures Fund LLC

Statements of Financial Condition

	(Unaudited)
	March 31, 2019	December 31, 2018
ASSETS

Investment in Sydling WNT Master Fund LLC, at fair value	$136,759,768	$162,308,934
Cash	658,549	1,513,137
Receivable from Sydling WNT Master Fund LLC	3,726,917	4,774,709
Total Assets	$141,145,234	$168,596,780

LIABILITIES

Subscriptions received in advance	$543,000	$1,425,000
Redemptions payable	3,465,535	4,467,098
Accrued expenses:
Advisory fees	175,574	208,818
Administrative fees	58,525	69,606
Professional fees and other expenses	142,832	117,324
Total Liabilities	4,385,466	6,287,846

MEMBERS’ CAPITAL

Member Designee (25.000 Redeemable Units)	28,053	28,165
Non-managing members (121,849.535 and 144,042.770 Redeemable Units)	136,731,715	162,280,769

Total Members’ Capital	136,759,768	162,308,934
Total Liabilities and Members’ Capital	$141,145,234	$168,596,780
Members’ Capital per Redeemable Unit (based on 121,874.535 and 144,067.770 Redeemable Units)	$1,122.14	$1,126.62

See accompanying notes to financial statements and attached financial statements of Sydling WNT Master Fund LLC.

Cavendish Futures Fund LLC

Statements of Operations and Changes in Members’ Capital

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018

INVESTMENT INCOME

Interest allocated from Sydling WNT Master Fund LLC	$935,532	$669,536

EXPENSES

Expenses allocated from Sydling WNT Master Fund LLC	1,377,479	1,705,388
Advisory fees	564,405	689,645
Administrative fees	188,135	229,882
Professional fees and other expenses	78,414	79,133
Total Expenses	2,208,433	2,704,048

NET INVESTMENT (LOSS)	(1,272,901)	(2,034,512)

TRADING RESULTS

Net realized gain/(loss) allocated from Sydling WNT Master Fund LLC	(7,535,820)	(4,294,251)
Net change in unrealized appreciation/(depreciation) allocated from Sydling WNT Master Fund LLC	7,669,827	(2,282,591)
Total Trading Results	134,007	(6,576,842)

Net income/(loss)	(1,138,894)	(8,611,354)

Subscriptions — 1,793.375 units of non-managing member interest	2,005,500	5,428,400
Redemptions — 23,986.610 units of non-managing member interest	(26,415,772)	(4,694,733)

Net increase/(decrease) in Members’ Capital	(25,549,166)	(7,877,687)

Members’ Capital, beginning of period	$162,308,934	$183,350,875

Members’ Capital, end of period	$136,759,768	$175,473,188

Net income/(loss) per Redeemable Unit*	$(4.48)	$(55.18)

Weighted average Redeemable Units outstanding	130,606.480	154,584.143

See accompanying notes to financial statements and attached financial statements of Sydling WNT Master Fund LLC.

* Represents the changes in Members’ Capital per unit

Cavendish Futures Fund LLC

Notes to Financial Statements

March 31, 2019

(Unaudited)

1.  General

Cavendish Futures Fund LLC (the “Fund”) is a Delaware limited liability company formed on August 7, 2012.  Trading operations of the Fund commenced on February 19, 2013.  The Fund’s investment objective is to achieve capital appreciation through speculative trading in U.S. and international futures, options on futures and forward markets.  The Fund may also engage in swap and other derivative transactions upon approval of Sydling Futures Management LLC (“Sydling”).  The Fund privately and continuously offers redeemable units of limited liability company interest in the Fund (“Redeemable Units”) to qualified investors and subscriptions are generally accepted monthly.  There is no maximum number of Redeemable Units that may be sold by the Fund.  The Fund invests substantially all of its assets in the Sydling WNT Master Fund LLC (“Master Fund”), also a Delaware limited liability company, which has the same investment objective as the Fund.  The Master Fund’s Statements of Financial Condition, including Condensed Schedules of Investments and Statements of Operations and Changes in Member’s Capital are included herein.  The percentage of the Master Fund’s capital owned by the Fund at March 31, 2019 and December 31, 2018 was 100%.  The performance of the Fund is directly affected by the performance of the Master Fund.

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

The accompanying financial statements and notes are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read in conjunction with the financial statements and notes included in the Fund’s Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (the “SEC”).

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

The Master Fund’s Statements of Financial Condition and Condensed Schedules of Investments as of March 31, 2019 and December 31, 2018 and Statements of Operations and Changes in Member’s Capital for the three months ended March 31, 2019 and 2018 are presented below:

Sydling WNT Master Fund LLC

Statements of Financial Condition

	(Unaudited)
	March 31, 2019	December 31, 2018

ASSETS

Cash (including restricted cash of $12,085,596 and $15,356,440, respectively)	$135,945,337	$171,222,974
Net unrealized appreciation on open futures contracts	3,683,897	—
Interest receivable	1,309,919	375,668
Total Assets	$140,939,153	$171,598,642

LIABILITIES AND MEMBER’S CAPITAL

Net unrealized depreciation on open futures contracts	$—	$3,985,930
Redemptions payable	3,726,917	4,774,709
Accrued expenses:
Selling agent fees	410,951	488,753
Professional fees and other expenses	41,517	40,316
Total Liabilities	4,179,385	9,289,708

MEMBER’S CAPITAL

Member’s Capital	136,759,768	162,308,934
Total Liabilities and Member’s Capital	$140,939,153	$171,598,642

Sydling WNT Master Fund LLC

Condensed Schedule of Investments

March 31, 2019

(Unaudited)

			Percent of
Number of			Member’s
Contracts		Fair Value	Capital
	FUTURES CONTRACTS OWNED
457	CURRENCIES	$(260,393)	(0.19)%
512	ENERGY	(256,473)	(0.19)%
1,407	FINANCIALS	1,779,788	1.30%
13	GRAINS	(1,193)	—%
479	INDEX	629,839	0.46%
85	MEATS	(108,443)	(0.08)%
245	METALS	395,500	0.29%
	TOTAL FUTURES CONTRACTS OWNED	2,178,625	1.59%

	FUTURES CONTRACTS SOLD
(1,120)	CURRENCIES	454,976	0.33%
(65)	ENERGY	76,679	0.06%
(1,018)	FINANCIALS	(535,339)	(0.39)%
(1,737)	GRAINS	1,995,804	1.46%
(197)	INDEX	17,803	0.01%
(54)	MATERIALS	(127,615)	(0.09)%
(29)	MEATS	(78,830)	(0.06)%
(604)	METALS	(298,206)	(0.22)%
	TOTAL FUTURES CONTRACTS SOLD	1,505,272	1.10%
	TOTAL FUTURES CONTRACTS	3,683,897	2.69%
	OTHER ASSETS IN EXCESS OF OTHER LIABILITIES	133,075,871	97.31%
	TOTAL MEMBER’S CAPITAL	$136,759,768	100.00%

Percentages shown represent a percentage of member’s capital as of March 31, 2019.

Sydling WNT Master Fund LLC

Condensed Schedule of Investments

December 31, 2018

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

Sydling WNT Master Fund LLC

Statements of Operations and Changes in Member’s Capital

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018

INVESTMENT INCOME

Interest income	$935,532	$669,536

EXPENSES

Clearing and transaction fees	34,004	67,402
Selling agent fees	1,321,026	1,614,111
Professional fees	22,449	23,875
Total Expenses	1,377,479	1,705,388

NET INVESTMENT (LOSS)	(441,947)	(1,035,852)

NET REALIZED AND UNREALIZED GAIN/(LOSS) FROM DERIVATIVE INSTRUMENTS

Net realized gain/(loss) on futures and foreign currency	(7,535,820)	(4,294,251)
Net change in unrealized appreciation/(depreciation) on futures and foreign currency	7,669,827	(2,282,591)
Net Realized and Change in Unrealized Gain/(Loss) from Derivative Instruments	134,007	(6,576,842)

Net income/(loss)	(307,940)	(7,612,694)

INCREASE/(DECREASE) IN MEMBER’S CAPITAL FROM CAPITAL TRANSACTIONS

Subscriptions	2,005,500	5,428,400
Redemptions	(27,246,726)	(5,693,393)

Net Increase in Member’s Capital Derived from Capital Transactions	(25,241,226)	(264,993)
Net Increase in Member’s Capital	(25,549,166)	(7,877,687)
Member’s Capital, Beginning of Period	162,308,934	183,350,875
Member’s Capital, End of Period	$136,759,768	$175,473,188

2.              Financial Highlights

Changes in the net asset value per Redeemable Unit for the three months ended March 31, 2019 and 2018 are as follows:

Financial Highlights of the Fund:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Per share operating performance: (a)
Members’ capital per Redeemable Unit, beginning of period	$1,126.62	$1,185.36
Income/(loss) from investment operations:
Net investment (loss) including incentive fee	(9.36)	(13.04)
Net realized and unrealized gain/(loss) from investment activities	4.88	(42.14)
Total from investment operations	(4.48)	(55.18)
Members’ capital per Redeemable Unit, end of period	$1,122.14	$1,130.18

Ratio/Supplemental Data: (b)
Ratio of net investment (loss) to average Members’ capital	(3.47)%	(4.48)%
Ratio of total expenses to average Members’ capital	6.02%	5.95%
Ratio of incentive fee to average Members’ capital	—%	—%
Ratio of total expenses and incentive fee to average Members’ capital	6.02%	5.95%

Total return before incentive fee (c)	(0.40)%	(4.66)%
Incentive fee	—%	—%
Total return after incentive fee	(0.40)%	(4.66)%

Members’ capital at end of period	$136,759,768	$175,473,188

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

Financial Highlights of the Master Fund:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018

Ratio/Supplemental Data: (a)
Ratio of net investment loss to average member’s capital	(1.21)%	(2.27)%
Ratio of total expenses to average member’s capital	3.76%	3.74%
Total return (b)	0.15%	(4.14)%
Member’s capital at end of period	$136,759,768	$175,473,188

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

All of the commodity interests owned by the Master Fund are held for trading purposes.  The average number of futures contracts traded for the three months ended March 31, 2019 and 2018, based on a monthly calculation, was 3,804 and 6,679, respectively.

The following tables indicate the gross fair values of derivative instruments of the Master Fund’s futures contracts as separate assets and liabilities as of March 31, 2019 and December 31, 2018.

	March 31, 2019	December 31, 2018
ASSETS
Futures Contracts
Currencies	$668,112	$492,370
Energy	170,886	1,840,834
Financials	1,780,256	1,941,354
Grains	2,057,889	1,096,951
Index	681,994	360,510
Meats	30,430	93,928
Metals	851,542	88,368
Total unrealized appreciation on open futures contracts	$6,241,109	$5,914,315

LIABILITIES
Futures Contracts
Currencies	$(473,527)	$(1,276,688)
Energy	(350,680)	(3,698,924)
Financials	(535,808)	(662,396)
Grains	(63,278)	(489,657)
Index	(34,352)	(753,994)
Industrials	—	(55)
Materials	(127,615)	(126,320)
Meats	(217,703)	(28,430)
Metals	(754,249)	(2,863,781)
Total unrealized depreciation on open futures contracts	$(2,557,212)	$(9,900,245)

Net unrealized appreciation (depreciation) on open futures contracts*	$3,683,897	$(3,985,930)

* These amounts are presented as Net unrealized appreciation or (depreciation) on open futures contracts on the Master Fund’s Statements of Financial Condition.

The following table indicates the trading gains and losses, by market sector, on the Master Fund’s derivative instruments for the three months ended March 31, 2019 and 2018.

	Three months ended March 31, 2019	Three months ended March 31, 2018
Sector	Gain/(loss) from trading	Gain/(loss) from trading
Currencies	$(672,746)	$(2,498,856)
Energy	(3,238,998)	(566,327)
Financials	1,609,212	384,301
Grains	1,940,252	(780,663)
Index	1,592,555	(1,329,383)
Industrials	(8,932)	26,279
Materials	(101,590)	45,955
Meats	(397,501)	(94,255)
Metals	(588,245)	(1,763,893)
	$134,007 **	$(6,576,842)**

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

In August 2018, the FASB issued Accounting Standards Update 2018-13, Fair Value Measurement (Topic 820) — Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”) which introduces new fair value disclosure requirements as well as eliminates and modifies certain existing fair value disclosure requirements.  ASU 2018-13 would be effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years.  The Fund early adopted ASU 2018-13 effective December 31, 2018. The impact of the Fund’s adoption was limited to changes in the Fund’s financial statement disclosures regarding fair value, primarily those disclosures related to transfers between levels of the fair value hierarchy.

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

The Master Fund considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1).  The values of non-exchange-traded forward, swap and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) and for those contracts that are priced using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). As of and for the periods ended March 31, 2019 and December 31, 2018, the Master Fund did not hold any derivative instruments for which market quotations are not readily available and which are priced by broker-dealers who derive fair values for these assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

The following is a summary of the Master Fund’s investments at fair value.  The inputs or methodology used for valuing derivative instruments are not necessarily an indication of the risk associated with investing in those derivative instruments.

ASSET TABLE (Unaudited)

Description	Total Fair Value at March 31, 2019	Level 1	Level 2	Level 3
Future Contracts	$6,241,109	$6,241,109	$—	$—
Total Assets	$6,241,109	$6,241,109	$—	$—

LIABILITIES TABLE (Unaudited)

Description	Total Fair Value at March 31, 2019	Level 1	Level 2	Level 3
Future Contracts	$2,557,212	$2,557,212	$—	$—
Total Liabilities	$2,557,212	$2,557,212	$—	$—
Net Assets and (Liabilities)	$3,683,897	$3,683,897	$—	$—

ASSET TABLE

Description	Total Fair Value at December 31, 2018	Level 1	Level 2	Level 3
Futures Contracts	$5,914,315	$5,914,315	$—	$—
Total Assets	$5,914,315	$5,914,315	$—	$—

LIABILITIES TABLE

Description	Total Fair Value at December 31, 2018	Level 1	Level 2	Level 3
Future Contracts	$9,900,245	$9,900,245	$—	$—
Total Liabilities	$9,900,245	$9,900,245	$—	$—
Net Assets and (Liabilities)	$(3,985,930)	$(3,985,930)	$—	$—

5.              Financial Instrument Risks

In the normal course of business, the Master Fund is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments.  These financial instruments may include futures, forwards and options on futures whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument.  These instruments may be traded on an exchange, a swap execution facility (“SEF”), or over-the-counter (“OTC”).  Exchange-traded instruments are standardized and include futures and certain forward and options contracts.  OTC contracts are negotiated between contracting parties and include certain forward, option and swap contracts.  Certain swap contracts may also be traded on a SEF. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted.  The purchaser of an option may lose the entire premium paid for the option.  The writer, or seller, of an option has unlimited risk.  Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk.  In general, the risks associated with OTC contracts are greater than those associated with exchange-traded or SEF traded instruments because of the greater risk of default by the counterparty to an OTC contract.  For the three months ended March 31, 2019 and 2018 the Master Fund traded futures contracts only.

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

6.              Significant Accounting Policies

The Fund’s and the Master Fund’s accounting policies are the same and are consistent with the accounting policies in the Fund’s financial statements on Form 10-K for the year ended December 31, 2018.

The Fund and the Master Fund have determined their status as investment companies and as such, follow the accounting and reporting requirements of Accounting Standards Codification (“ASC”) 946, Financial Services — Investment Companies.

Statement of Cash Flows. The Fund is not required to provide a Statement of Cash Flows in accordance with ASC 230 — Statement of Cash Flows.

Investment in Master Fund. The Fund records its investment in the Master Fund at fair value and is represented by the Fund’s proportionate interest in the capital of the Master Fund at March 31, 2019 and December 31, 2018.  Valuation of securities held by the Master Fund is discussed in the Notes to the Master Fund’s financial statements on Form 10-K for the year ended December 31, 2018.  The Fund records its pro rata share of the Master Fund’s income, expenses and realized and unrealized gains and losses.  The performance of the Fund is directly attributable to the performance of the Master Fund.  The Fund records its subscription and withdrawal of the capital account related to its investment in the Master Fund on the transaction date.   The Master Fund will adjust the capital account of the Fund.  Brokerage, clearing and transaction fees are incurred by the Master Fund and are reflected in the pro rata allocation received by the Fund from the Master Fund.

Subscriptions Received in Advance. Subscriptions received in advance represent amounts paid by the non-managing Members for a percentage ownership into the Fund which have not yet been added as Members’ capital as of March 31, 2019 and December 31, 2018. The amount paid is held as cash in the Fund’s escrow account and represents the majority of the cash on the Fund’s Statements of Financial Condition.

Redemptions Payable.  Pursuant to ASC Topic 480, Distinguishing Liabilities from Equity, capital withdrawals effective March 31, 2019 and December 31, 2018 have been reflected as redemptions payable in the Statements of Financial Condition.

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

Tax positions with respect to tax at the Master Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. Sydling has analyzed the Master Fund’s tax positions for the open tax period and has concluded that no provision is required in the Master Fund’s financial statements.  The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in its Statements of Operations and Changes in Member’s Capital.  For the periods ended March 31, 2019 and December 31, 2018, the Master Fund did not incur any interest or penalties.

The Master Fund earns interest income on 100% of the average daily equity in the Master Fund’s brokerage account at a rate equal to the monthly average 30-day U.S. Treasury bill rate.

7.              Subsequent Events

Sydling has evaluated the impact of all subsequent events on the Fund through the date of the filing.  Subsequent to March 31, 2019, additional subscriptions were received from the non-managing Members totaling $843,000.  Subsequent to March 31, 2019, redemptions of $4,547,735 will be paid to the non-managing Members.  Sydling has determined that there were no additional subsequent events requiring recognition or disclosure in the financial statements.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Fund does not engage in sales of goods or services. Its only assets are its investment in the Master Fund, cash and receivables from the Master Fund. The Master Fund does not engage in the sale of goods or services. The Master Fund’s only assets are its equity in its trading accounts, consisting of cash, net unrealized appreciation/(depreciation) on open futures contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Fund, through its investment in the Master Fund. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the first quarter of 2019.

For the three months ended March 31, 2019 and 2018, the Master Fund’s average margin to equity ratio was 7.63% and 8.47%, respectively.

The Fund’s capital consists of the capital contributions of the Members as increased or decreased by income/(loss) from its investment in the Master Fund and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2019, the Fund’s capital decreased 15.74 % from $162,308,934 to $136,759,768. This decrease was attributable to redemptions of Redeemable Units resulting in an outflow of $26,415,772 coupled with a net loss from operations of $1,138,894, which was partially offset by subscriptions for Redeemable Units totaling $2,005,500. Future redemptions from the Fund could impact the amount of funds available for investment in the Master Fund in subsequent periods.

The Master Fund’s capital consists of the capital contributions of the investors of the Master Fund as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, withdrawals of interest from the Master Fund and distributions of profits, if any.

For the three months ended March 31, 2019, the Master Fund’s capital decreased 15.74% from $162,308,934 to $136,759,768 . This decrease was attributable to the withdrawal of interest in the Master Fund resulting in an outflow of $27,246,726 coupled with a net loss from operations of $307,940, which was partially offset by subscriptions for interest in the Master Fund totaling $2,005,500. Future withdrawals from the Master Fund can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

Results of Operations

During the Fund’s first quarter of 2019, the net asset value per Redeemable Unit decreased  0.40% from $1,126.62 to $1,122.14. The Fund, for its own account, through its investment in the Master Fund, experienced a net trading gain before brokerage fees and related fees in the first quarter of 2019 of $134,007. Gains were primarily attributable to the Master Fund’s trading of commodity futures in non-U.S. interest rates, grains, indices and softs and were partially offset by losses in energy, currencies, metals, livestock, U.S. interest rates and lumber.

Crude and petroleum product prices sharply rose as the U.S. Energy Information Administration reported a decline in shale output in March. The number of oil rigs in the U.S. continued to decline for the sixth week in a row. Apart from the decline in U.S. production, there were outages in Venezuela, Iran and coordinated cuts from the Organization of the Petroleum Exporting Countries (“OPEC”) nations and Russia. The Fund had come into the new year with high conviction short positions in crude and petroleum markets and rotated them to longs mostly by March. U.S. natural gas, in which the fund held longs, drifted lower as gas injection to storage was higher than the historical average.

European and Japanese government bonds futures ranked among the top contributors this quarter. In fact, most developed market bonds were positive, which can be attributed to the U.S. Federal Reserve’s (the “Fed”) plan to put rate hikes ‘on hold’ this year. The Fed also pledged to slow down its balance sheet reduction and stop it completely by September. The European Central Bank announced a new series of easing to preserve bank lending conditions, while maintaining its benchmark rate. Other major central banks were also dovish in their respective policy meetings in March, which supported local bond and interest rate futures.

Longs in the S&P 500 were the best performers for the quarter.  U.S. equities essentially emerged from a difficult fourth quarter of 2018, as a dovish turn in the Fed’s direction and increased hopes of a U.S.-China trade deal provided strength. Having come into this period with few long positions, the Fund more than doubled its exposures in the equity index sector.

Shorts in corn, coffee, wheat and soybeans ranked among the top contributors as good weather, a strong dollar and high levels of inventories weighed on prices. Trading in sugar and cotton, on the other hand, generated some losses.

Palladium, Nickel and Zinc were among the largest movers within metals sector during the quarter and those were among the top contributors for the fund. The rally in Palladium was spurred by shortages of the metal used in vehicle pollution-control devices as car manufacturers sought to meet stricter emissions standards.

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

Most of the losses can be attributed to the sharp increase in equity market volatility in February, which resulted in a dramatic reduction in long equity index positions across the board.  Drivers of negative sentiment in equity markets included a steady increase in U.S. treasury yields, weakness in technology stocks related to tax on repatriated cash, global crack down on cryptocurrencies.   As realized risk went higher than forecast levels, the Fund spent most of February reducing risk. Equity sector risk was reduced by about 60% of the near full risk positions held at the end of 2017. It is notable that the long equity positioning was originally established in the fourth quarter of 2016 and sizable gains were realized in 2017 from that sector compared to the losses in the first quarter of 2018. UK FTSE 100 Index, S&P 500 Index and Australian SPI 200 Index futures were among the notable detractors in the first quarter. The Fund held short positions in the Russell 2000 index futures, which generated some gains.

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

Clearing and transaction fees are based on the number of round turns made in the Master Fund’s account.  Clearing and transaction fees of the Master Fund for the three months ended March 31, 2019 and 2018 were $34,004 and $67,402.  The decrease in clearing and transaction fees for the three months ended March 31, 2019 as compared to the corresponding period in 2018 is a result of a decrease in the number of futures contracts traded in the first quarter of 2019 as compared to the corresponding period in 2018.

Ongoing selling agent fees are calculated as a percentage of the Fund’s capital account balance at the Master Fund as of the end of each month and are affected by trading performance, subscriptions and redemptions.

Ongoing selling agent fees of the Fund for the three months ended March 31, 2019 and 2018 were $1,321,026 and $1,614,111, respectively.  The decrease in selling agent fees in the three months ended March 31, 2019 as compared to the corresponding period in 2018 is due to a decrease in the Fund’s average capital account balance at the Master Fund.

Advisory fees are calculated as a percentage of the Fund’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions.

Advisory fees of the Fund for the three months ended March 31, 2019 and 2018 were $564,405 and $689,645, respectively.  The calculation of advisory fees for the three months ended March 31, 2019 and 2018 was based on a monthly average net asset value of $150,507,929 and $183,905,411, respectively.  The decrease in advisory fees for the three months ended March 31, 2019 as compared to the corresponding period in 2018 is due to a decrease in the average net assets.

Administrative fees are paid to Sydling for administering the business and affairs of the Fund.  Sydling pays a portion of the administrative fee to the Administrator.  These fees are calculated as a percentage of the Fund’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions.

Administrative fees of the Fund for the three months ended March 31, 2019 and 2018 were $188,135 and $229,882, respectively.  The calculation of administrative fees for the three months ended March 31, 2019 and 2018 was based on a monthly average net asset value of $150,507,929 and $183,905,411, respectively.  The decrease in administrative fees for the three months ended March 31, 2019 as compared to the corresponding period in 2018 is due to a decrease in the average net assets.

Incentive fees to the Advisor are based on the new trading profits generated by the Advisor, paid at the end of each quarter, as defined in the Trading Advisory Agreement among the Master Fund, the Fund, Sydling and the Advisor. There were no incentive fees earned during the three months ended March 31, 2019 and 2018.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master Fund’s open positions by market category as of March 31, 2019 and December 31, 2018, and the highest, lowest and average value during the three months ended March 31, 2019 and the twelve months ended December 31, 2018. All open position trading risk exposures of the Master Fund have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

As of March 31, 2019, the Master Fund’s total capitalization was $136,759,768, and the Fund owned 100% of the Master Fund. The Fund invests substantially all of its assets in the Master Fund. The Master Fund’s Value at Risk as of March 31, 2019 was as follows:

				Three Months ended March 31, 2019 (unaudited)
Market Sector	Value at Risk	% of Total Capitalization		High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$3,003,157	2.20%		$3,510,819	$2,023,690	$2,707,497
Energy	$1,046,985	0.77%		$1,828,566	$824,920	$1,130,018
Grains	$1,891,745	1.38%		$2,077,589	$1,791,042	$1,913,374
Index	$1,254,013	0.92%		$1,257,996	$856,340	$1,024,273
Interest Rate Non-U.S.	$1,246,960	0.91%		$1,634,029	$1,069,630	$1,294,235
Interest Rate U.S.	$990,152	0.72%		$1,133,505	$861,482	$993,853
Livestock	$178,989	0.13%		$224,644	$175,508	$197,220
Lumber	$—	—	% **	$2,512	$—	$731
Metals	$1,049,180	0.77%		$1,174,806	$824,417	$1,006,269
Softs	$1,424,415	1.04%		$2,098,447	$1,210,232	$1,510,871
Total	$12,085,596	8.84%

*Average daily Value at Risk.

** Due to rounding

As of December 31, 2018, the Master Fund’s total capitalization was $162,308,934 and the Fund owned 100% of the Master Fund. The Fund invests substantially all of its assets in the Master Fund. The Master Fund’s Value at Risk as of December 31, 2018 was as follows:

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

Sydling’s President and CFO have evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2019 and, based on that evaluation, Sydling’s President and CFO have concluded that, at that date, the Fund’s disclosure controls and procedures were effective.

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

There were no changes in the Fund’s internal control over financial reporting process during the fiscal quarter ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                     Legal Proceedings

There are no material changes to the discussion set forth under Item 3. “Legal Proceedings” in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. There are no material legal proceedings pending against the Fund and Sydling.

Item 1A.            Risk Factors

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2019, there were additional subscriptions of 1,793.375 Redeemable Units totaling $2,005,500. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, Sydling relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used for the trading of commodity interests, including futures and option contracts.

The following chart sets forth the purchases of Redeemable Units by the Fund.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2019 – January 31, 2019	7,825.409	$1,093.89	N/A	N/A
February 1, 2019 – February 28, 2019	13,072.877	$1,100.76	N/A	N/A
March 1, 2019 – March 31, 2019	3,088.324	$1,122.14	N/A	N/A
Total	23,986.610	$1,105.59

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

(a)

Letter from Sydling extending the Trading Advisory Agreement until June 30, 2015, dated June 26, 2014 (filed as Exhibit 10.4(a) to the Form 10-Q filed on August 14, 2014 and incorporated herein by reference).

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

(e)

Amendment Agreement to the Trading Advisory Agreement, dated December 13, 2018 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on December 17, 2018 and incorporated herein by reference).

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

CAVENDISH FUTURES FUND LLC
(Registrant)

By:	Sydling Futures Management LLC

By:	/s/ Jerry Pascucci
Jerry Pascucci
President and Director

Date:	May 15, 2019