Form 10-Q
period 2019-06-30
Cavendish Futures Fund LLC
filed 2019-08-14
CIK 1562622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to          .

Commission File Number 000-55213

CAVENDISH FUTURES FUND LLC

(Exact name of registrant as specified in its charter)

Delaware	38-3849454
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o UBS Alternatives LLC

1285 Avenue of the Americas, 20th Floor

New York, New York 10019

(Address of principal executive offices) (Zip Code)

(212) 713-3234

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of eacth class:	Trading Symbol(s)	Name of each exchange on which registered:
N/A	N/A	N/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒

As of July 31, 2019, 96,335.111 Limited Liability Company Redeemable Units were outstanding.

CAVENDISH FUTURES FUND LLC

Form 10-Q

Index

			Page
			Number

PART I — Financial Information:
	Item 1.	Financial Statements:

		Statements of Financial Condition at June 30, 2019 (unaudited) and December 31, 2018	3

		Statements of Operations and Changes in Members’ Capital for the three and six months ended June 30, 2019 and 2018 (unaudited)	4

		Notes to Financial Statements, including the Financial Statements of Sydling WNT Master Fund LLC (unaudited)	5 – 18

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19 – 21

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22 – 23

	Item 4.	Controls and Procedures	24

PART II — Other Information			25 – 27

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

Exhibit 101.CAL — XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.LAB — XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE — XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit 101.DEF — XBRL Taxonomy Extension Definition Document.

PART I

Item 1.  Financial Statements

Cavendish Futures Fund LLC

Statements of Financial Condition

	(Unaudited)
	June 30, 2019	December 31, 2018
ASSETS

Investment in Sydling WNT Master Fund LLC, at fair value	$110,094,987	$162,308,934
Cash	413,586	1,513,137
Receivable from Sydling WNT Master Fund LLC	4,899,085	4,774,709
Total Assets	$115,407,658	$168,596,780

LIABILITIES

Subscriptions received in advance	$310,000	$1,425,000
Redemptions payable	4,680,121	4,467,098
Accrued expenses:
Advisory fees	143,708	208,818
Administrative fees	47,903	69,606
Professional fees and other expenses	130,939	117,324
Total Liabilities	5,312,671	6,287,846

MEMBERS’ CAPITAL

Member Designee (25.000 Redeemable Units)	27,313	28,165
Non-managing members (100,747.157 and 144,042.770 Redeemable Units)	110,067,674	162,280,769

Total Members’ Capital	110,094,987	162,308,934
Total Liabilities and Members’ Capital	$115,407,658	$168,596,780
Members’ Capital per Redeemable Unit (based on 100,772.157 and 144,067.770 Redeemable Units)	$1,092.51	$1,126.62

See accompanying notes to financial statements and attached financial statements of Sydling WNT Master Fund LLC.

Cavendish Futures Fund LLC

Statements of Operations and Changes in Members’ Capital

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

INVESTMENT INCOME

Interest allocated from Sydling WNT Master Fund LLC	$806,078	$755,897	$1,741,610	$1,425,433

EXPENSES

Expenses allocated from Sydling WNT Master Fund LLC	1,199,531	1,638,849	2,577,010	3,344,237
Advisory fees	485,495	679,883	1,049,900	1,369,528
Administrative fees	161,832	226,627	349,967	456,509
Professional fees and other expenses	77,919	98,383	156,333	177,516
Total Expenses	1,924,777	2,643,742	4,133,210	5,347,790

NET INVESTMENT (LOSS)	(1,118,699)	(1,887,845)	(2,391,600)	(3,922,357)

TRADING RESULTS

Net realized gain/(loss) allocated from Sydling WNT Master Fund LLC	(1,287,579)	7,195,182	(8,823,399)	2,900,931
Net change in unrealized appreciation/(depreciation) allocated from Sydling WNT Master Fund LLC	(735,293)	1,832,895	6,934,534	(449,696)
Total Trading Results	(2,022,872)	9,028,077	(1,888,865)	2,451,235

Net income/(loss)	(3,141,571)	7,140,232	(4,280,465)	(1,471,122)

Subscriptions — 1,027.501, 3,354.074, 2,820.880 and 7,899.976 units of non-managing member interest, respectively	1,158,000	3,826,200	3,163,500	9,254,600
Redemptions — 22,129.878, 5,180.395, 46,116.493 and 9,143.649 units of non-managing member interest, respectively	(24,681,210)	(6,005,279)	(51,096,982)	(10,700,012)

Net increase/(decrease) in Members’ Capital	(26,664,781)	4,961,153	(52,213,947)	(2,916,534)

Members’ Capital, beginning of period	$136,759,768	$175,473,188	$162,308,934	$183,350,875

Members’ Capital, end of period	$110,094,987	$180,434,341	$110,094,987	$180,434,341

Net income/(loss) per Redeemable Unit*	$(29.63)	$45.78	$(34.11)	$(9.40)

Weighted average Redeemable Units outstanding	110,926.207	154,791.601	123,866.925	154,747.405

See accompanying notes to financial statements and attached financial statements of Sydling WNT Master Fund LLC.

* Represents the changes in Members’ Capital per unit

Cavendish Futures Fund LLC

Notes to Financial Statements

June 30, 2019

(Unaudited)

1.  General

Cavendish Futures Fund LLC (the “Fund”) is a Delaware limited liability company formed on August 7, 2012.  Trading operations of the Fund commenced on February 19, 2013.  The Fund’s investment objective is to achieve capital appreciation through speculative trading in U.S. and international futures, options on futures and forward markets.  The Fund may also engage in swap and other derivative transactions upon approval of Sydling Futures Management LLC (“Sydling”).  The Fund privately and continuously offers redeemable units of limited liability company interest in the Fund (“Redeemable Units”) to qualified investors and subscriptions are generally accepted monthly.  There is no maximum number of Redeemable Units that may be sold by the Fund.  The Fund invests substantially all of its assets in the Sydling WNT Master Fund LLC (“Master Fund”), also a Delaware limited liability company, which has the same investment objective as the Fund.  The Master Fund’s Statements of Financial Condition, including Condensed Schedules of Investments and Statements of Operations and Changes in Member’s Capital are included herein.  The percentage of the Master Fund’s capital owned by the Fund at June 30, 2019 and December 31, 2018 was 100%.  The performance of the Fund is directly affected by the performance of the Master Fund.

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

The Master Fund’s Statements of Financial Condition and Condensed Schedules of Investments as of June 30, 2019 and December 31, 2018 and Statements of Operations and Changes in Member’s Capital for the three and six months ended June 30, 2019 and 2018 are presented below:

Sydling WNT Master Fund LLC

Statements of Financial Condition

	(Unaudited)
	June 30, 2019	December 31, 2018

ASSETS

Investment in U.S. Treasury Bills, at fair value (cost $104,720,028 and $0, respectively)	$104,725,358	$—
Cash (including restricted cash of $10,565,378 and $15,356,440, respectively)	7,396,243	171,222,974
Net unrealized appreciation on open futures contracts	2,943,274	—
Interest receivable	329,540	375,668
Total Assets	$115,394,415	$171,598,642

LIABILITIES AND MEMBER’S CAPITAL

Net unrealized depreciation on open futures contracts	$—	$3,985,930
Redemptions payable	4,899,085	4,774,709
Accrued expenses:
Selling agent fees	336,380	488,753
Professional fees and other expenses	63,963	40,316
Total Liabilities	5,299,428	9,289,708

MEMBER’S CAPITAL

Member’s Capital	110,094,987	162,308,934
Total Liabilities and Member’s Capital	$115,394,415	$171,598,642

Sydling WNT Master Fund LLC

Condensed Schedule of Investments

June 30, 2019

(Unaudited)

			Percent of
Number of			Member’s
Contracts		Fair Value	Capital
	FUTURES CONTRACTS OWNED
355	CURRENCIES	$60,680	0.06%
71	ENERGY	80,523	0.07%
3,864	FINANCIALS	3,628,112	3.30%
131	GRAINS	(18,208)	(0.02)%
365	INDEX	430,855	0.39%
37	MEATS	(82,640)	(0.08)%
55	METALS	(161,424)	(0.14)%
	TOTAL FUTURES CONTRACTS OWNED	3,937,898	3.58%

	FUTURES CONTRACTS SOLD
(838)	CURRENCIES	(686,376)	(0.62)%
(184)	ENERGY	31,465	0.03%
(233)	FINANCIALS	(254,309)	(0.23)%
(1,195)	GRAINS	206,731	0.19%
(214)	INDEX	(255,958)	(0.23)%
(47)	MATERIALS	2,110	—%
(5)	MEATS	870	—%
(663)	METALS	(39,157)	(0.04)%
	TOTAL FUTURES CONTRACTS SOLD	(994,624)	(0.90)%
	TOTAL FUTURES CONTRACTS	2,943,274	2.68%
	U.S. GOVERNMENT SECURITIES
	U.S. TREASURY BILLS, 2.25%, DUE 8/15/2019 (COST, $104,720,028)	104,725,358	95.12%
	OTHER ASSETS IN EXCESS OF OTHER LIABILITIES	2,426,355	2.20%
	TOTAL MEMBER’S CAPITAL	$110,094,987	100.00%

Percentages shown represent a percentage of member’s capital as of June 30, 2019.

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

Sydling WNT Master Fund LLC

Statements of Operations and Changes in Member’s Capital

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

INVESTMENT INCOME

Interest income	$806,078	$755,897	$1,741,610	$1,425,433

EXPENSES

Brokerage, clearing and transaction fees	40,719	23,652	74,723	91,054
Selling agent fees	1,136,364	1,591,322	2,457,390	3,205,433
Professional fees	22,448	23,875	44,897	47,750
Total Expenses	1,199,531	1,638,849	2,577,010	3,344,237

NET INVESTMENT (LOSS)	(393,453)	(882,952)	(835,400)	(1,918,804)

NET REALIZED AND UNREALIZED GAIN/(LOSS) FROM DERIVATIVE INSTRUMENTS

Net realized gain/(loss) from futures and foreign currency	(1,287,579)	7,195,182	(8,823,399)	2,900,931
Net change in unrealized appreciation/(depreciation) on futures, foreign currency, and securities	(735,293)	1,832,895	6,934,534	(449,696)
Net Realized and Change in Unrealized Gain/(Loss) from Derivative Instruments and securities	(2,022,872)	9,028,077	(1,888,865)	2,451,235

Net income/(loss)	(2,416,325)	8,145,125	(2,724,265)	532,431

INCREASE/(DECREASE) IN MEMBER’S CAPITAL FROM CAPITAL TRANSACTIONS

Subscriptions	1,158,000	3,826,200	3,163,500	9,254,600
Redemptions	(25,406,456)	(7,010,172)	(52,653,182)	(12,703,565)

Net Increase/(Decrease) in Member’s Capital Derived from Capital Transactions	(24,248,456)	(3,183,972)	(49,489,682)	(3,448,965)
Net Increase/(Decrease) in Member’s Capital	(26,664,781)	4,961,153	(52,213,947)	(2,916,534)
Member’s Capital, Beginning of Period	136,759,768	175,473,188	162,308,934	183,350,875
Member’s Capital, End of Period	$110,094,987	$180,434,341	$110,094,987	$180,434,341

2.              Financial Highlights

Changes in the net asset value per Redeemable Unit for the three and six months ended June 30, 2019 and 2018 are as follows:

Financial Highlights of the Fund:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Per share operating performance: (a)
Members’ capital per Redeemable Unit, beginning of period	$1,122.14	$1,130.18	$1,126.62	$1,185.36
Income/(loss) from investment operations:
Net investment (loss) including incentive fee	(9.69)	(12.09)	(19.05)	(25.13)
Net realized and unrealized gain/(loss) from investment activities	(19.94)	57.87	(15.06)	15.73
Total from investment operations	(29.63)	45.78	(34.11)	(9.40)
Members’ capital per Redeemable Unit, end of period	$1,092.51	$1,175.96	$1,092.51	$1,175.96

Ratio/Supplemental Data: (b)
Ratio of net investment loss to average Members’ capital	(3.58)%	(4.24)%	(3.53)%	(4.34)%
Ratio of total expenses to average Members’ capital	6.16%	5.94%	6.09%	5.92%
Ratio of incentive fee to average Members’ capital	—%	—%	—%	—%
Ratio of total expenses and incentive fee to average Members’ capital	6.16%	5.94%	6.09%	5.92%

Total return before incentive fee (c)	(2.64)%	4.05%	(3.03)%	(0.79)%
Incentive fee	—%	—%	—%	—%
Total return after incentive fee	(2.64)%	4.05%	(3.03)%	(0.79)%

Members’ capital at end of period	$110,094,987	$180,434,341	$110,094,987	$180,434,341

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

Financial Highlights of the Master Fund:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018

Ratio/Supplemental Data: (a)
Ratio of net investment loss to average member’s capital	(1.26)%	(1.98)%	(1.23)%	(2.12)%
Ratio of total expenses to average member’s capital	3.84%	3.68%	3.80%	3.70%
Total return (b)	(2.09)%	4.63%	(1.94)%	0.30%
Member’s capital at end of period	$110,094,987	$180,434,341	$110,094,987	$180,434,341

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

All of the commodity interests owned by the Master Fund are held for trading purposes.  The average number of futures contracts traded for the three months ended June 30, 2019 and 2018, based on a monthly calculation, was 4,054 and 4,428, respectively. The average number of futures contracts traded for the six months ended June 30, 2019 and 2018, based on a monthly calculation, was 3,929 and 5,554, respectively.

The following tables indicate the gross fair values of derivative instruments of the Master Fund’s futures contracts as separate assets and liabilities as of June 30, 2019 and December 31, 2018.

	June 30, 2019	December 31, 2018
ASSETS
Futures Contracts
Currencies	$73,454	$492,370
Energy	254,426	1,840,834
Financials	3,628,437	1,941,354
Grains	503,690	1,096,951
Index	431,696	360,510
Materials	2,540	—
Meats	1,345	93,928
Metals	1,335,006	88,368
Total unrealized appreciation on open futures contracts	$6,230,594	$5,914,315

LIABILITIES
Futures Contracts
Currencies	$(699,151)	$(1,276,688)
Energy	(142,438)	(3,698,924)
Financials	(254,634)	(662,396)
Grains	(315,167)	(489,657)
Index	(256,799)	(753,994)
Industrials	—	(55)
Materials	(430)	(126,320)
Meats	(83,115)	(28,430)
Metals	(1,535,586)	(2,863,781)
Total unrealized depreciation on open futures contracts	$(3,287,320)	$(9,900,245)

Net unrealized appreciation (depreciation) on open futures contracts*	$2,943,274	$(3,985,930)

* These amounts are presented as Net unrealized appreciation or (depreciation) on open futures contracts on the Master Fund’s Statements of Financial Condition.

The following table indicates the trading gains and losses, by market sector, on the Master Fund’s derivative instruments and securities for the three and six months ended June 30, 2019 and 2018.

	Three months ended June 30, 2019	Three months ended June 30, 2018	Six months ended June 30, 2019	Six months ended June 30, 2018
Sector	Gain/(loss) from trading	Gain/(loss) from trading	Gain/(loss) from trading	Gain/(loss) from trading
Currencies	$(722,584)	$(1,070,266)	$(1,395,330)	$(3,569,122)
Energy	(2,754,467)	5,944,921	(5,993,465)	5,378,594
Financials	4,384,814	1,342,404	5,994,026	1,726,705
Grains	(1,846,601)	1,404,484	93,651	623,821
Index	682,516	(214,018)	2,275,071	(1,543,401)
Industrials	—	34,287	(8,932)	60,566
Materials	269,145	154,230	167,555	200,185
Meats	(1,073,052)	(410,861)	(1,470,553)	(505,116)
Metals	(967,973)	1,842,896	(1,556,218)	79,003
U.S. Treasury bills	5,330	—	5,330	—
	$(2,022,872)**	$9,028,077 **	$(1,888,865)**	$2,451,235 **

** These amounts are presented as “Net Realized and Change in Unrealized Gain/(Loss) from Derivative Instruments and securities” on the Master Fund’s Statements of Operations and Changes in Member’s Capital.

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

The Master Fund considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1).  The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) and for those contracts that are priced using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). As of and for the periods ended June 30, 2019 and December 31, 2018, the Master Fund did not hold any derivative instruments for which market quotations are not readily available and which are priced by broker-dealers who derive fair values for these assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

The following is a summary of the Master Fund’s investments at fair value.  The inputs or methodology used for valuing derivative instruments are not necessarily an indication of the risk associated with investing in those derivative instruments.

ASSET TABLE (Unaudited)

Description	Total Fair Value at June 30, 2019	Level 1	Level 2	Level 3
Future Contracts	$6,230,594	$6,230,594	$—	$—
U.S. Treasury bills	104,725,358	—	104,725,358	—
Total Assets	$110,955,952	$6,230,594	$104,725,358	$—

LIABILITIES TABLE (Unaudited)

Description	Total Fair Value at June 30, 2019	Level 1	Level 2	Level 3
Future Contracts	$3,287,320	$3,287,320	$—	$—
Total Liabilities	$3,287,320	$3,287,320	$—	$—
Net Assets and (Liabilities)	$107,668,632	$2,943,274	$104,725,358	$—

ASSET TABLE

Description	Total Fair Value at December 31, 2018	Level 1	Level 2	Level 3
Futures Contracts	$5,914,315	$5,914,315	$—	$—
Total Assets	$5,914,315	$5,914,315	$—	$—

LIABILITIES TABLE

Description	Total Fair Value at December 31, 2018	Level 1	Level 2	Level 3
Future Contracts	$9,900,245	$9,900,245	$—	$—
Total Liabilities	$9,900,245	$9,900,245	$—	$—
Net Assets and (Liabilities)	$(3,985,930)	$(3,985,930)	$—	$—

5.              Financial Instrument Risks

In the normal course of business, the Master Fund is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments.  These financial instruments may include futures, forwards and options on futures whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument.  These instruments may be traded on an exchange, a swap execution facility (“SEF”), or over-the-counter (“OTC”).  Exchange-traded instruments are standardized and include futures and certain forward and options contracts.  OTC contracts are negotiated between contracting parties and include certain forward, option and swap contracts.  Certain swap contracts may also be traded on a SEF. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted.  The purchaser of an option may lose the entire premium paid for the option.  The writer, or seller, of an option has unlimited risk.  Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk.  In general, the risks associated with OTC contracts are greater than those associated with exchange-traded or SEF traded instruments because of the greater risk of default by the counterparty to an OTC contract.  For the six months ended June 30, 2019 and 2018 the Master Fund traded futures contracts only.

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

Statement of Cash Flows. The Fund is not required to provide a Statement of Cash Flows in accordance with ASC 230 — Statement of Cash Flows.

Investment in Master Fund. The Fund records its investment in the Master Fund at fair value and is represented by the Fund’s proportionate interest in the capital of the Master Fund at June 30, 2019 and December 31, 2018.  Valuation of securities held by the Master Fund is discussed in the Notes to the Master Fund’s financial statements on Form 10-K for the year ended December 31, 2018.  The Fund records its pro rata share of the Master Fund’s income, expenses and realized and unrealized gains and losses.  The performance of the Fund is directly attributable to the performance of the Master Fund.  The Fund records its subscription and withdrawal of the capital account related to its investment in the Master Fund on the transaction date.   The Master Fund will adjust the capital account of the Fund.  Brokerage, clearing and transaction fees are incurred by the Master Fund and are reflected in the pro rata allocation received by the Fund from the Master Fund.

Subscriptions Received in Advance. Subscriptions received in advance represent amounts paid by the non-managing Members for a percentage ownership into the Fund which have not yet been added as Members’ capital as of June 30, 2019 and December 31, 2018. The amount paid is held as cash in the Fund’s escrow account and represents the majority of the cash on the Fund’s Statements of Financial Condition.

Redemptions Payable.  Pursuant to ASC Topic 480, Distinguishing Liabilities from Equity, capital withdrawals effective June 30, 2019 and December 31, 2018 have been reflected as redemptions payable in the Statements of Financial Condition.

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

Tax positions with respect to tax at the Master Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. Sydling has analyzed the Master Fund’s tax positions for the open tax period and has concluded that no provision is required in the Master Fund’s financial statements.  The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in its Statements of Operations and Changes in Member’s Capital.  For the periods ended June 30, 2019 and December 31, 2018, the Master Fund did not incur any interest or penalties.

The Master Fund earns interest income on 100% of the average daily equity in the Master Fund’s brokerage account at a rate equal to the monthly average 30-day U.S. Treasury bill rate. Beginning June 1, 2019, the Master Fund placed the majority of its cash in U.S. Treasury bills.  The Master Fund receives 100% of the interest earned on U.S. Treasury bills.

7.              Subsequent Events

Sydling has evaluated the impact of all subsequent events on the Fund through the date of the filing.  Subsequent to June 30, 2019, additional subscriptions were received from the non-managing Members totaling $721,000.  Subsequent to June 30, 2019, redemptions of $5,356,026 will be paid to the non-managing Members.  Sydling has determined that there were no additional subsequent events requiring recognition or disclosure in the financial statements.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Fund does not engage in sales of goods or services. Its only assets are its investment in the Master Fund, cash and receivables from the Master Fund. The Master Fund does not engage in the sale of goods or services. The Master Fund’s only assets are its equity in its trading accounts, consisting of cash, net unrealized appreciation/(depreciation) on open futures contracts, interest receivable and U.S. Treasury bills. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Fund, through its investment in the Master Fund. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the second quarter of 2019.

For the three months ended June 30, 2019 and 2018, the Master Fund’s average margin to equity ratio was 8.98% and 7.31%, respectively.

The Fund’s capital consists of the capital contributions of the Members as increased or decreased by income/(loss) from its investment in the Master Fund and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2019, the Fund’s capital decreased 32.17 % from $162,308,934 to $110,094,987. This decrease was attributable to redemptions of Redeemable Units resulting in an outflow of $51,096,982 coupled with a net loss from operations of $4,280,465, which was partially offset by subscriptions for Redeemable Units totaling $3,163,500. Future redemptions from the Fund could impact the amount of funds available for investment in the Master Fund in subsequent periods.

The Master Fund’s capital consists of the capital contributions of the investors of the Master Fund as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, withdrawals of interest from the Master Fund and distributions of profits, if any.

For the six months ended June 30, 2019, the Master Fund’s capital decreased 32.17% from $162,308,934 to $110,094,987. This decrease was attributable to the withdrawal of interest in the Master Fund resulting in an outflow of $52,653,182 coupled with a net loss from operations of $2,724,265, which was partially offset by subscriptions for interest in the Master Fund totaling $3,163,500. Future withdrawals from the Master Fund can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

Results of Operations

During the Fund’s second quarter of 2019, the net asset value per Redeemable Unit decreased  2.64% from $1,122.14 to $1,092.51. The Fund, for its own account, through its investment in the Master Fund, experienced a net trading loss before brokerage fees and related fees in the second quarter of 2019 of $2,022,872. Losses were primarily attributable to the Master Fund’s trading of commodity futures in energy, metals, grains, livestock, currencies and softs and were partially offset by gains in U.S. and non-U.S. interest rates and indices.

In FX trading, the Fund generated losses from British Pound, Euro and Swiss Franc, which were partially offset by gains in Canadian Dollar, Australian Dollar and Mexican Peso. Among developed currencies, British Pound weakened the most, due to a change in leadership and increased odds of a no-deal Brexit. The Fund reversed its long positions as the Pound weakened vs the U.S. dollar.

Short positions in soybean complex and sugar were profitable as prices declined due to trade issues and higher supplies respectively.  Those gains were offset by position reversals in meat markets, as U.S. pork exports to China declined during this period. Short positioning in wheat was also unprofitable as prices rallied more than 10% on lower acreage due to heavy rains in the spring season.

In metals sector, aluminum and copper ranked among the top contributors while gold finished as the worst detractor for the quarter. Most industrial metals traded lower as Chinese manufacturing activity fell into recession territory in June. The Fund held net short positions in both precious and industrial metals during the quarter. Short positions in Gold were challenged by a 9% rally in the precious metal as market participants factored in potential rate cuts by the Fed.

The energy sector ranked the worst detractor as the fund cut long exposures in petroleum markets while switching from longs to shorts in natural gas. U.S. natural gas prices fell 13% on higher supplies even as blazing heat in June spurred air-conditioner use across eastern U.S.  Crude prices were equally volatile as trade tensions undermined demand growth and geopolitical risks increased after sabotage attacks on oil tankers in the Gulf of Oman.

Seven out of the top ten markets during this period were in the fixed income sector. Among non-U.S. markets, Euribor, Euro-Bunds and Japanese Government Bond futures generated most gains, while U.S. Ultra Bond and Eurodollar futures also ranked among the top contributors. Eurozone manufacturing activity and consumer confidence deteriorated steadily during this period, as the ECB prepared to ease monetary policy, resulting in sizable gains for long positions held by the Fund. The Fed also signaled policy easing and the Fund switched from shorts to longs in U.S. interest rate futures.

The Fund maintained a long bias in equity index sector during the quarter even as volatility picked up in May. Most long positions held by the Fund were in the S&P 500 index which gained about 4%. Generally there was optimism about a U.S.-China trade deal going through, even as the U.S. imposed sanctions on Chinese tech giant Huawei. In the UK, Prime Minister May announced her resignation but the FTSE index recovered from its mid-quarter losses.

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

Clearing and transaction fees are based on the number of round turns made in the Master Fund’s account.  Clearing and transaction fees of the Master Fund for the three months ended June 30, 2019 and 2018 were $40,719 and $23,652.  The increase in clearing and transaction fees for the three months ended June 30, 2019 as compared to the corresponding period in 2018 is a result of a re-class of clearing and transaction fees during the quarter ended June 30, 2018.

Clearing and transaction fees of the Master Fund for the six months ended June 30, 2019 and 2018 were $74,723 and $91,054.  The decrease in clearing and transaction fees for the six months ended June 30, 2019 as compared to the corresponding period in 2018 is a result of an decrease in the number of futures contracts traded in the six months ended June 30, 2019 as compared to the corresponding period in 2018.

Ongoing selling agent fees are calculated as a percentage of the Fund’s capital account balance at the Master Fund as of the end of each month and are affected by trading performance, subscriptions and redemptions.

Ongoing selling agent fees of the Fund for the three months ended June 30, 2019 and 2018 were $1,136,364 and $1,591,322, respectively.  The decrease in selling agent fees in the three months ended June 30, 2019 as compared to the corresponding period in 2018 is due to a decrease in the Fund’s average capital account balance at the Master Fund.

Ongoing selling agent fees of the Fund for the six months ended June 30, 2019 and 2018 were $2,457,390 and $3,205,433, respectively.  The decrease in selling agent fees in the six months ended June 30, 2019 as compared to the corresponding period in 2018 is due to a decrease in the Fund’s average capital account balance at the Master Fund.

Advisory fees are calculated as a percentage of the Fund’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions.

Advisory fees of the Fund for the three months ended June 30, 2019 and 2018 were $485,495 and $679,883, respectively.  The calculation of advisory fees for the three months ended June 30, 2019 and 2018 was based on a monthly average net asset value of $129,465,449 and $181,302,101, respectively.  The decrease in advisory fees for the three months ended June 30, 2019 as compared to the corresponding period in 2018 is due to a decrease in the average net assets.

Advisory fees of the Fund for the six months ended June 30, 2019 and 2018 were $1,049,900 and $1,369,528, respectively.  The calculation of advisory fees for the six months ended June 30, 2019 and 2018 was based on a monthly average net asset value of $139,986,689 and $182,603,756, respectively.  The decrease in advisory fees for the six months ended June 30, 2019 as compared to the corresponding period in 2018 is due to a decrease in the average net assets.

Administrative fees are paid to Sydling for administering the business and affairs of the Fund.  Sydling pays a portion of the administrative fee to the Administrator.  These fees are calculated as a percentage of the Fund’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions.

Administrative fees of the Fund for the three months ended June 30, 2019 and 2018 were $161,832 and $226,627, respectively.  The calculation of administrative fees for the three months ended June 30, 2019 and 2018 was based on a monthly average net asset value of $129,465,449 and $181,302,101, respectively.  The decrease in administrative fees for the three months ended June 30, 2019 as compared to the corresponding period in 2018 is due to a decrease in the average net assets.

Administrative fees of the Fund for the six months ended June 30, 2019 and 2018 were $349,967 and $456,509, respectively.  The calculation of administrative fees for the six months ended June 30, 2019 and 2018 was based on a monthly average net asset value of $139,986,689 and $182,603,756, respectively.  The decrease in administrative fees for the six months ended June 30, 2019 as compared to the corresponding period in 2018 is due to a decrease in the average net assets.

Incentive fees to the Advisor are based on the new trading profits generated by the Advisor, paid at the end of each quarter, as defined in the Trading Advisory Agreement among the Master Fund, the Fund, Sydling and the Advisor. There were no incentive fees earned during the six months ended June 30, 2019 and 2018.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master Fund’s open positions by market category as of June 30, 2019 and December 31, 2018, and the highest, lowest and average value during the three months ended June 30, 2019 and the twelve months ended December 31, 2018. All open position trading risk exposures of the Master Fund have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

As of June 30, 2019, the Master Fund’s total capitalization was $110,094,987, and the Fund owned 100% of the Master Fund. The Fund invests substantially all of its assets in the Master Fund. The Master Fund’s Value at Risk as of June 30, 2019 was as follows:

			Three Months ended June 30, 2019 (unaudited)
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$2,062,595	1.87%	$3,005,332	$1,560,352	$2,477,562
Energy	$362,473	0.33%	$1,573,657	$255,075	$1,062,011
Grains	$1,173,893	1.07%	$2,119,844	$1,148,347	$1,715,197
Index	$1,048,670	0.95%	$1,518,396	$912,995	$1,253,781
Interest Rate Non-U.S.	$2,063,276	1.87%	$2,063,276	$1,255,547	$1,656,662
Interest Rate U.S.	$1,668,255	1.52%	$1,668,953	$508,957	$1,032,642
Livestock	$65,693	0.06%	$332,219	$65,693	$230,434
Metals	$1,064,917	0.97%	$1,613,941	$1,024,724	$1,325,849
Softs	$1,055,606	0.96%	$1,408,203	$955,470	$1,240,675
Total	$10,565,378	9.60%

*Average daily Value at Risk.

** Due to rounding

As of December 31, 2018, the Master Fund’s total capitalization was $162,308,934 and the Fund owned 100% of the Master Fund. The Fund invests substantially all of its assets in the Master Fund. The Master Fund’s Value at Risk as of December 31, 2018 was as follows:

December 31, 2018

(unaudited)

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$3,679,519	2.27%	$7,678,536	$1,052,854	$2,355,627
Energy	$1,896,258	1.17%	$3,831,662	$251,729	$1,084,131
Grains	$2,089,419	1.29%	$3,957,304	$794,125	$1,315,748
Index	$1,247,579	0.77%	$7,090,936	$411,920	$1,758,613
Interest Rate Non-U.S.	$1,725,235	1.06%	$3,594,919	$599,498	$1,812,433
Interest Rate U.S.	$1,184,166	0.73%	$4,139,754	$1,184,166	$2,691,708
Livestock	$185,800	0.11%	$352,49	$11,197	$201,074
Lumber	$2,477	— %**	$5,382	$—	$2,980
Metals	$1,154,438	0.71%	$2,653,592	$643,221	$1,341,207
Softs	$2,191,549	1.35%	$4,549,259	$883,348	$1,484,954

Total	$15,356,440	9.46%

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

Sydling’s President and CFO have evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2019 and, based on that evaluation, Sydling’s President and CFO have concluded that, at that date, the Fund’s disclosure controls and procedures were effective.

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

There were no changes in the Fund’s internal control over financial reporting process during the fiscal quarter ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                     Legal Proceedings

There are no material changes to the discussion set forth under Item 3. “Legal Proceedings” in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 as updated by the Fund’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019. There are no material legal proceedings pending against the Fund and Sydling.

Item 1A.            Risk Factors

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and under Part II, Item 1A. “Risk Factors” in the Fund’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended June 30, 2019, there were additional subscriptions of 1,027.501 Redeemable Units totaling $1,158,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, Sydling relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used for the trading of commodity interests, including futures and option contracts.

The following chart sets forth the purchases of Redeemable Units by the Fund.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2019 — April 30, 2019	3,945.152	$1,152.74	N/A	N/A
May 1, 2019 — May 31, 2019	13,900.902	$1,111.68	N/A	N/A
June 1, 2019 — June 30, 2019	4,283.824	$1,092.51	N/A	N/A
Total	22,129.878	$1,118.98

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

CAVENDISH FUTURES FUND LLC
(Registrant)

By:	Sydling Futures Management LLC

By:	/s/ Jerry Pascucci
Jerry Pascucci
President and Director

Date:	August 14, 2019