Form 10-Q
period 2019-09-30
Cavendish Futures Fund LLC
filed 2019-11-14
CIK 1562622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒

As of October 31, 2019, 92,580.635 Limited Liability Company Redeemable Units were outstanding.

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Title of eacth class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

CAVENDISH FUTURES FUND LLC

Form 10-Q

Index

		Page
		Number

PART I — Financial Information:
Item 1.	Financial Statements:

	Statements of Financial Condition at September 30, 2019 (unaudited) and December 31, 2018	3

	Statements of Operations and Changes in Members’ Capital for the three and nine months ended September 30, 2019 and 2018 (unaudited)	4

	Notes to Financial Statements, including the Financial Statements of Sydling WNT Master Fund LLC (unaudited)	5 – 18

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19 – 22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23 – 24

Item 4.	Controls and Procedures	25

PART II — Other Information		26 – 28

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

Exhibit 101.CAL — XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.LAB — XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE — XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit 101.DEF — XBRL Taxonomy Extension Definition Document.

PART I

Item 1.  Financial Statements

Cavendish Futures Fund LLC

Statements of Financial Condition

	(Unaudited)
	September 30, 2019	December 31, 2018
ASSETS

Investment in Sydling WNT Master Fund LLC, at fair value	$109,282,243	$162,308,934
Cash	398,622	1,513,137
Receivable from Sydling WNT Master Fund LLC	1,907,688	4,774,709
Total Assets	$111,588,553	$168,596,780

LIABILITIES

Subscriptions received in advance	$325,000	$1,425,000
Redemptions payable	1,672,573	4,467,098
Accrued expenses:
Advisory fees	138,925	208,818
Administrative fees	46,308	69,606
Professional fees and other expenses	123,504	117,324
Total Liabilities	2,306,310	6,287,846

MEMBERS’ CAPITAL

Member Designee (25.000 Redeemable Units)	29,116	28,165
Non-managing Members (93,809.364 and 144,042.770 Redeemable Units)	109,253,127	162,280,769

Total Members’ Capital	109,282,243	162,308,934
Total Liabilities and Members’ Capital	$111,588,553	$168,596,780
Members’ Capital per Redeemable Unit (based on 93,834.364 and 144,067.770 Redeemable Units)	$1,164.63	$1,126.62

See accompanying notes to financial statements and attached financial statements of Sydling WNT Master Fund LLC.

Cavendish Futures Fund LLC

Statements of Operations and Changes in Members’ Capital

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

INVESTMENT INCOME

Interest allocated from Sydling WNT Master Fund LLC	$571,015	$896,854	$2,312,625	$2,322,287

EXPENSES

Expenses allocated from Sydling WNT Master Fund LLC	1,069,719	1,656,514	3,646,729	5,000,751
Incentive fees	—	311,386	—	311,386
Advisory fees	432,501	681,344	1,482,401	2,050,872
Administrative fees	144,167	227,115	494,134	683,624
Professional fees and other expenses	105,113	95,324	261,446	272,840
Total Expenses	1,751,500	2,971,683	5,884,710	8,319,473

NET INVESTMENT (LOSS)	(1,180,485)	(2,074,829)	(3,572,085)	(5,997,186)

TRADING RESULTS

Net realized gain/(loss) allocated from Sydling WNT Master Fund LLC	9,143,321	6,419,631	319,922	9,320,562
Net change in unrealized appreciation/(depreciation) allocated from Sydling WNT Master Fund LLC	(717,035)	(2,774,847)	6,217,499	(3,224,543)
Total Trading Results	8,426,286	3,644,784	6,537,421	6,096,019

Net income/(loss)	7,245,801	1,569,955	2,965,336	98,833

Subscriptions — 849.732, 1,576.925, 3,670.612 and 9,476.901 units of non-managing member interest, respectively	971,000	1,855,500	4,134,500	11,110,100
Redemptions — 7,787.526, 3,729.473, 53,904.019 and 12,873.122 units of non-managing member interest, respectively	(9,029,545)	(4,406,042)	(60,126,527)	(15,106,054)

Net increase/(decrease) in Members’ Capital	(812,744)	(980,587)	(53,026,691)	(3,897,121)

Members’ Capital, beginning of period	$110,094,987	$180,434,341	$162,308,934	$183,350,875

Members’ Capital, end of period	$109,282,243	$179,453,754	$109,282,243	$179,453,754

Net income/(loss) per Redeemable Unit *	$72.12	$10.25	$38.01	$0.85

Weighted average Redeemable Units outstanding	95,495.541	151,730.362	117,734.715	154,302.899

See accompanying notes to financial statements and attached financial statements of Sydling WNT Master Fund LLC.

* Represents the changes in Members’ Capital per unit

Cavendish Futures Fund LLC

Notes to Financial Statements

September 30, 2019

(Unaudited)

1.  General

Cavendish Futures Fund LLC (the “Fund”) is a Delaware limited liability company formed on August 7, 2012.  Trading operations of the Fund commenced on February 19, 2013.  The Fund’s investment objective is to achieve capital appreciation through speculative trading in U.S. and international futures, options on futures and forward markets.  The Fund may also engage in swap and other derivative transactions upon approval of Sydling Futures Management LLC (“Sydling”).  The Fund privately and continuously offers redeemable units of limited liability company interest in the Fund (“Redeemable Units”) to qualified investors and subscriptions are generally accepted monthly.  There is no maximum number of Redeemable Units that may be sold by the Fund.  The Fund invests substantially all of its assets in the Sydling WNT Master Fund LLC (“Master Fund”), also a Delaware limited liability company, which has the same investment objective as the Fund.  The Master Fund’s Statements of Financial Condition, including Condensed Schedules of Investments and Statements of Operations and Changes in Member’s Capital are included herein.  The percentage of the Master Fund’s capital owned by the Fund at September 30, 2019 and December 31, 2018 was 100%.  The performance of the Fund is directly affected by the performance of the Master Fund.

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

The Master Fund’s Statements of Financial Condition and Condensed Schedules of Investments as of September 30, 2019 and December 31, 2018 and Statements of Operations and Changes in Member’s Capital for the three and nine months ended September 30, 2019 and 2018 are presented below:

Sydling WNT Master Fund LLC

Statements of Financial Condition

	(Unaudited)
	September 30, 2019	December 31, 2018

ASSETS

Investment in U.S. Treasury Bills, at fair value (cost $84,522,229 and $0, respectively)	$84,517,249	$—
Cash (including restricted cash of $12,668,206 and $15,356,440, respectively)	24,367,398	171,222,974
Net unrealized appreciation on open futures contracts	2,236,549	—
Interest receivable	448,649	375,668
Total Assets	$111,569,845	$171,598,642

LIABILITIES AND MEMBER’S CAPITAL

Net unrealized depreciation on open futures contracts	$—	$3,985,930
Redemptions payable	1,907,688	4,774,709
Accrued expenses:
Selling agent fees	325,253	488,753
Professional fees and other expenses	54,661	40,316
Total Liabilities	2,287,602	9,289,708

MEMBER’S CAPITAL

Member’s Capital	109,282,243	162,308,934
Total Liabilities and Member’s Capital	$111,569,845	$171,598,642

Sydling WNT Master Fund LLC

Condensed Schedule of Investments

September 30, 2019

(Unaudited)

			Percent of
Number of			Member’s
Contracts		Fair Value	Capital
	FUTURES CONTRACTS OWNED
351	CURRENCIES	$(99,751)	(0.09)%
88	ENERGY	(270,477)	(0.25)%
5,374	FINANCIALS	661,824	0.61%
63	GRAINS	23,539	0.02%
542	INDEX	(90,434)	(0.08)%
4	MEATS	7,240	0.01%
626	METALS	(628,422)	(0.58)%
	TOTAL FUTURES CONTRACTS OWNED	(396,481)	(0.36)%

	FUTURES CONTRACTS SOLD
(1,016)	CURRENCIES	1,264,208	1.16%
(581)	ENERGY	1,133,258	1.04%
(239)	FINANCIALS	154,180	0.14%
(1,176)	GRAINS	(793,833)	(0.73)%
(190)	INDEX	483,385	0.44%
(48)	MATERIALS	104,640	0.10%
(85)	MEATS	(241,845)	(0.22)%
(309)	METALS	529,037	0.48%
	TOTAL FUTURES CONTRACTS SOLD	2,633,030	2.41%
	TOTAL FUTURES CONTRACTS	2,236,549	2.05%
	U.S. GOVERNMENT SECURITIES
	U.S. TREASURY BILLS, 1.775%, DUE 1/23/2020 (COST, $84,522,229)	84,517,249	77.34%
	OTHER ASSETS IN EXCESS OF OTHER LIABILITIES	22,528,445	20.61%
	TOTAL MEMBER’S CAPITAL	$109,282,243	100.00%

Percentages shown represent a percentage of member’s capital as of September 30, 2019.

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

Sydling WNT Master Fund LLC

Statements of Operations and Changes in Member’s Capital

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

INVESTMENT INCOME

Interest income	$571,015	$896,854	$2,312,625	$2,322,287

EXPENSES

Brokerage, clearing and transaction fees	34,842	37,907	109,565	128,961
Selling agent fees	1,012,428	1,594,732	3,469,818	4,800,165
Professional fees	22,449	23,875	67,346	71,625
Total Expenses	1,069,719	1,656,514	3,646,729	5,000,751

NET INVESTMENT (LOSS)	(498,704)	(759,660)	(1,334,104)	(2,678,464)

NET REALIZED AND UNREALIZED GAIN/(LOSS) FROM DERIVATIVE INSTRUMENTS AND SECURITIES

Net realized gain/(loss) from futures and foreign currency	9,143,778	6,419,631	320,379	9,320,562
Net realized gain/(loss) from securities	(457)	—	(457)	—
Net change in unrealized appreciation/(depreciation) on futures and foreign currency	(706,725)	(2,774,847)	6,222,479	(3,224,543)
Net change in unrealized appreciation/(depreciation) on securities	(10,310)	—	(4,980)	—
Net Realized and Unrealized Gain/(Loss) from Derivative Instruments and Securities	8,426,286	3,644,784	6,537,421	6,096,019

Net income/(loss)	7,927,582	2,885,124	5,203,317	3,417,555

INCREASE/(DECREASE) IN MEMBER’S CAPITAL FROM CAPITAL TRANSACTIONS

Subscriptions	971,000	1,855,500	4,134,500	11,110,100
Redemptions	(9,711,326)	(5,721,211)	(62,364,508)	(18,424,776)

Net Increase/(Decrease) in Member’s Capital Derived from Capital Transactions	(8,740,326)	(3,865,711)	(58,230,008)	(7,314,676)
Net Increase/(Decrease) in Member’s Capital	(812,744)	(980,587)	(53,026,691)	(3,897,121)
Member’s Capital, Beginning of Period	110,094,987	180,434,341	162,308,934	183,350,875
Member’s Capital, End of Period	$109,282,243	$179,453,754	$109,282,243	$179,453,754

2.              Financial Highlights

Changes in the net asset value per Redeemable Unit for the three and nine months ended September 30, 2019 and 2018 are as follows:

Financial Highlights of the Fund:

	(Unaudited)
	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Per share operating performance: (a)
Members’ capital per Redeemable Unit, beginning of period	$1,092.51	$1,175.96	$1,126.62	$1,185.36
Income/(loss) from investment operations:
Net investment (loss) including incentive fee	(11.93)	(13.57)	(30.99)	(38.69)
Net realized and unrealized gain/(loss) from investment activities	84.05	23.82	69.00	39.54
Total from investment operations	72.12	10.25	38.01	0.85
Members’ capital per Redeemable Unit, end of period	$1,164.63	$1,186.21	$1,164.63	$1,186.21

Ratio/Supplemental Data: (b)
Ratio of net investment loss to average Members’ capital	(4.24)%	(4.61)%	(3.71)%	(4.43)%
Ratio of total expenses to average Members’ capital	6.29%	5.92%	6.11%	5.92%
Ratio of incentive fee to average Members’ capital	—%	0.69%	—%	0.23%
Ratio of total expenses and incentive fee to average Members’ capital	6.29%	6.61%	6.11%	6.15%

Total return before incentive fee (c)	6.60%	1.04%	3.37%	0.24%
Incentive fee	—%	(0.17)%	—%	(0.17)%
Total return after incentive fee (c)	6.60%	0.87%	3.37%	0.07%

Members’ capital at end of period	$109,282,243	$179,453,754	$109,282,243	$179,453,754

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

Financial Highlights of the Master Fund:

	(Unaudited)
	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018

Ratio/Supplemental Data: (a)
Ratio of net investment loss to average Member’s capital	(1.79)%	(1.69)%	(1.38)%	(1.98)%
Ratio of total expenses to average Member’s capital	3.83%	3.68%	3.78%	3.69%
Total return (b)	7.22%	1.60%	5.14%	1.91%
Member’s capital at end of period	$109,282,243	$179,453,754	$109,282,243	$179,453,754

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

All of the commodity interests owned by the Master Fund are held for trading purposes.  The average number of futures contracts traded for the three months ended September 30, 2019 and 2018, based on a monthly calculation, was 3,510 and 4,343, respectively. The average number of futures contracts traded for the nine months ended September 30, 2019 and 2018, based on a monthly calculation, was 3,790 and 5,150, respectively.

The following tables indicate the gross fair values of derivative instruments of the Master Fund’s futures contracts as separate assets and liabilities as of September 30, 2019 and December 31, 2018.

	September 30, 2019	December 31, 2018
ASSETS
Futures Contracts
Currencies	$1,264,207	$492,370
Energy	1,149,558	1,840,834
Financials	2,496,560	1,941,354
Grains	37,061	1,096,951
Index	672,995	360,510
Materials	104,640	—
Meats	7,240	93,928
Metals	1,218,663	88,368
Total unrealized appreciation on open futures contracts	$6,950,924	$5,914,315

LIABILITIES
Futures Contracts
Currencies	$(99,751)	$(1,276,688)
Energy	(286,777)	(3,698,924)
Financials	(1,680,556)	(662,396)
Grains	(807,356)	(489,657)
Index	(280,044)	(753,994)
Industrials	—	(55)
Materials	—	(126,320)
Meats	(241,845)	(28,430)
Metals	(1,318,046)	(2,863,781)
Total unrealized depreciation on open futures contracts	$(4,714,375)	$(9,900,245)

Net unrealized appreciation (depreciation) on open futures contracts*	$2,236,549	$(3,985,930)

* These amounts are presented as Net unrealized appreciation or (depreciation) on open futures contracts on the Master Fund’s Statements of Financial Condition.

The following table indicates the trading gains and losses, by market sector, on the Master Fund’s derivative instruments for the three and nine months ended September 30, 2019 and 2018.

	Three months ended September 30, 2019	Three months ended September 30, 2018	Nine months ended September 30, 2019	Nine months ended September 30, 2018
Sector	Gain/(loss) from trading	Gain/(loss) from trading	Gain/(loss) from trading	Gain/(loss) from trading
Currencies	$3,276,730	$1,146,568	$1,881,400	$(2,422,554)
Energy	(853,820)	(1,016,000)	(6,847,285)	4,362,594
Financials	5,511,297	(1,571,544)	11,505,323	155,161
Grains	620,865	1,958,902	714,516	2,582,723
Index	434,282	608,500	2,709,353	(934,901)
Industrials	—	(40,326)	(8,932)	20,240
Materials	115,250	(253,570)	282,805	(53,385)
Meats	(284,960)	30,953	(1,755,513)	(474,163)
Metals	(382,591)	2,781,301	(1,938,809)	2,860,304
U.S. Treasury bills	(10,767)	—	(5,437)	—
	$8,426,286 **	$3,644,784 **	$6,537,421 **	$6,096,019 **

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

The Master Fund considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1).  The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) and for those contracts that are priced using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). As of and for the periods ended September 30, 2019 and December 31, 2018, the Master Fund did not hold any derivative instruments for which market quotations are not readily available and which are priced by broker-dealers who derive fair values for these assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

The following is a summary of the Master Fund’s investments at fair value.  The inputs or methodology used for valuing derivative instruments are not necessarily an indication of the risk associated with investing in those derivative instruments.

ASSET TABLE (Unaudited)

Description	Total Fair Value at September 30, 2019	Level 1	Level 2	Level 3
Futures Contracts	$6,950,924	$6,950,924	$—	$—
U.S. Treasury bills	84,517,249	—	84,517,249	—
Total Assets	$91,468,173	$6,950,924	$84,517,249	$—

LIABILITIES TABLE (Unaudited)

Description	Total Fair Value at September 30, 2019	Level 1	Level 2	Level 3
Futures Contracts	$4,714,375	$4,714,375	$—	$—
Total Liabilities	$4,714,375	$4,714,375	$—	$—
Net Assets and (Liabilities)	$86,753,798	$2,236,549	$84,517,249	$—

ASSET TABLE

Description	Total Fair Value at December 31, 2018	Level 1	Level 2	Level 3
Futures Contracts	$5,914,315	$5,914,315	$—	$—
Total Assets	$5,914,315	$5,914,315	$—	$—

LIABILITIES TABLE

Description	Total Fair Value at December 31, 2018	Level 1	Level 2	Level 3
Futures Contracts	$9,900,245	$9,900,245	$—	$—
Total Liabilities	$9,900,245	$9,900,245	$—	$—
Net Assets and (Liabilities)	$(3,985,930)	$(3,985,930)	$—	$—

5.              Financial Instrument Risks

In the normal course of business, the Master Fund is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments.  These financial instruments may include futures, forwards and options on futures whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument.  These instruments may be traded on an exchange, a swap execution facility (“SEF”), or over-the-counter (“OTC”).  Exchange-traded instruments are standardized and include futures and certain forward and options contracts.  OTC contracts are negotiated between contracting parties and include certain forward, option and swap contracts.  Certain swap contracts may also be traded on a SEF. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted.  The purchaser of an option may lose the entire premium paid for the option.  The writer, or seller, of an option has unlimited risk.  Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk.  In general, the risks associated with OTC contracts are greater than those associated with exchange-traded or SEF traded instruments because of the greater risk of default by the counterparty to an OTC contract.  For the nine months ended September 30, 2019 and 2018 the Master Fund traded futures contracts only.

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

Statement of Cash Flows. The Fund is not required to provide a Statement of Cash Flows in accordance with ASC 230 — Statement of Cash Flows.

Investment in Master Fund. The Fund records its investment in the Master Fund at fair value and is represented by the Fund’s proportionate interest in the capital of the Master Fund at September 30, 2019 and December 31, 2018.  Valuation of securities held by the Master Fund is discussed in the Notes to the Master Fund’s financial statements on Form 10-K for the year ended December 31, 2018.  The Fund records its pro rata share of the Master Fund’s income, expenses and realized and unrealized gains and losses.  The performance of the Fund is directly attributable to the performance of the Master Fund.  The Fund records its subscription and withdrawal of the capital account related to its investment in the Master Fund on the transaction date.   The Master Fund will adjust the capital account of the Fund.  Brokerage, clearing and transaction fees are incurred by the Master Fund and are reflected in the pro rata allocation received by the Fund from the Master Fund.

Subscriptions Received in Advance. Subscriptions received in advance represent amounts paid by the non-managing Members for a percentage ownership into the Fund which have not yet been added as Members’ capital as of September 30, 2019 and December 31, 2018. The amount paid is held as cash in the Fund’s escrow account and represents the majority of the cash on the Fund’s Statements of Financial Condition.

Redemptions Payable.  Pursuant to ASC Topic 480, Distinguishing Liabilities from Equity, capital withdrawals effective September 30, 2019 and December 31, 2018 have been reflected as redemptions payable in the Statements of Financial Condition.

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

Tax positions with respect to tax at the Master Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. Sydling has analyzed the Master Fund’s tax positions for the open tax period and has concluded that no provision is required in the Master Fund’s financial statements.  The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in its Statements of Operations and Changes in Member’s Capital.  For the periods ended September 30, 2019 and December 31, 2018, the Master Fund did not incur any interest or penalties.

The Master Fund earns interest income on 100% of the average daily equity in the Master Fund’s brokerage account at a rate equal to the monthly average 30-day U.S. Treasury bill rate. Beginning June 1, 2019, the Master Fund placed the majority of its cash in U.S. Treasury bills.  The Master Fund receives 100% of the interest earned on U.S. Treasury bills.

7.              Subsequent Events

Sydling has evaluated the impact of all subsequent events on the Fund through the date of the filing.  Subsequent to September 30, 2019, additional subscriptions were received from the non-managing Members totaling $1,028,500.  Subsequent to September 30, 2019, redemptions of $1,722,958 will be paid to the non-managing Members.  Sydling has determined that there were no additional subsequent events requiring recognition or disclosure in the financial statements.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Fund does not engage in sales of goods or services. Its only assets are its investment in the Master Fund, cash and receivables from the Master Fund. The Master Fund does not engage in the sale of goods or services. The Master Fund’s only assets are its equity in its trading accounts, consisting of cash, net unrealized appreciation/(depreciation) on open futures contracts, interest receivable and U.S. Treasury bills. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Fund, through its investment in the Master Fund. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the third quarter of 2019.

For the nine months ended September 30, 2019 and 2018, the Master Fund’s average margin to equity ratio was 8.88% and 7.25%, respectively.

The Fund’s capital consists of the capital contributions of the Members as increased or decreased by income/(loss) from its investment in the Master Fund and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2019, the Fund’s capital decreased 32.67 % from $162,308,934 to $109,282,243. This decrease was attributable to redemptions of Redeemable Units resulting in an outflow of $60,126,527, which was partially offset by subscriptions for Redeemable Units totaling $4,134,500, coupled with a net gain from operations of $2,965,336. Future redemptions from the Fund could impact the amount of funds available for investment in the Master Fund in subsequent periods.

The Master Fund’s capital consists of the capital contributions of the investors of the Master Fund as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, withdrawals of interest from the Master Fund and distributions of profits, if any.

For the nine months ended September 30, 2019, the Master Fund’s capital decreased 32.67% from $162,308,934 to $109,282,243. This decrease was attributable to the withdrawal of interest in the Master Fund resulting in an outflow of $62,364,508, which was partially offset by subscriptions for interest in the Master Fund totaling $4,134,500, coupled with a net gain from operations of $5,203,317. Future withdrawals from the Master Fund can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

Results of Operations

During the Fund’s third quarter of 2019, the net asset value per Redeemable Unit increased 6.60% from $1,092.51 to $1,164.63. The Fund, for its own account, through its investment in the Master Fund, experienced a net trading gain before brokerage fees and related fees in the third quarter of 2019 of $8,426,286. Gains were primarily attributable to the Master Fund’s trading of commodity futures in currencies, U.S. and non-U.S. interest rates, indices and softs and were partially offset by losses in metals, energy, livestock and grains.

Long positions in U.S. Treasury bonds, ultra-long bonds, Italian BTPs and Euro-dollar futures ranked among the top contributors within the fixed income sector. The Federal Reserve cut its policy rate twice during the quarter and injected money in overnight repo markets for the first time since the financial crisis. The European Central Bank (“ECB”) also cut rates and announced a new round of bond purchases which would start in November. Most other central banks around the world pursued easing policies. The Fund maintained long positions in most fixed income markets during this favorable period, while finishing the quarter with some short positions in U.S. 2-Year and 5-Year Treasury notes.

The Fund maintained small long positions in most equity index futures markets, however short positions in U.S. Russell 2000 Index futures were the most profitable during this period. Slowing economic growth, ongoing U.S.-China trade war tensions and a presidential impeachment inquiry in the U.S. resulted in losses in August which were recovered in  September. The Fund did not have much conviction in equities, even as major indices managed to finish positively.

In foreign exchange, most gains came from short positions in the Euro, British Pound and Australian Dollar, which were partially offset by losses in Canadian Dollar and Japanese Yen. The Euro weakened through the quarter as the ECB contemplated the scope and magnitude of a new quantitative easing program. The British Pound weakened due to concerns about a hard Brexit as Boris Johnson was selected to lead the country. The Aussie dollar weakened as investors expected additional easing beyond the two rate cuts year-to-date.

Among soft commodities, coffee, sugar and cotton ranked among the top contributors for this period. Better weather in coffee growing regions in Brazil raised expectations for a large harvest which dampened prices. Other grain prices seesawed due to weather conditions, limited progress in trade talks and currency moves.

Crude prices were volatile as Saudi Arabia’s largest Abqaiq refinery was hit by drones in September. Prices rallied sharply in the immediate aftermath, however gave back those gains on a faster-than-expected recovery in Saudi output. Natural gas prices reacted opposite to that of crude oil in the aftermath of the attack in Saudi Arabia. Brent and gasoline futures ranked among the worst detractors, while shorts in natural gas were marginally profitable.

The Fund held high conviction in metals markets, which experienced sizable price moves.  Nickel gained the most among commodities year-to-date due to the upcoming ban on exports by Indonesia. Nickel and copper ranked among the top contributors, while long positions in gold and silver scored among the detractors.

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

Near the end of the quarter, the U.S. Federal Reserve (the “Fed”) raised interest rates by 25 bps, which was the eighth rate hike since 2015. The Fed expected U.S. GDP to increase, as unemployment remained low, and signaled another rate hike in December 2018. The Fund held short positions in rate sensitive Eurodollar, U.S. 2 Year and 5 Year Treasury note futures markets, which ranked among the top contributors for the quarter.

U.S. equity indices finished higher in the third quarter of 2018, driven by gains from the health care, industrial, information technology and communication services sectors. Japanese equities rallied later in the quarter, driven by strong GDP growth, stable monetary policy and the Yen weakening to its lowest level this year.  Offsetting gains from long U.S. and Japanese equity index positions were smaller losses from positions in Australia, Germany, Canada, China and South Korea.

Within foreign exchange sector, short positions in the Japanese Yen were profitable as the Bank of Japan held interest rates steady, even as inflation rose to the highest level in six months. The Fund increased short exposures in the Japanese Yen during the third quarter of 2018. On the other hand, short positions in the Swiss Franc and British Pound were unprofitable.

Gold and silver were the two top contributors for the Fund as prices continued to weaken in the third quarter of 2018. Higher U.S. bond yields and stronger U.S. dollar reduced the safe haven demand for precious metals. Industrial metal prices experienced choppiness, driven by Chinese growth concerns and global trade disputes. Aluminum and nickel were among the notable detractors for the Fund.

During the third quarter of 2018, WTI and Brent crude prices were volatile even as they closed at new three-year highs driven by potential Iranian supply losses and continued increase in demand. The amount of U.S. natural gas in storage was 20% below 2017 levels, which resulted in prices shooting up more than 10% in the last two weeks of the quarter. The Fund reduced long positions in some of the energy markets which resulted in some losses in this sector.

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

Clearing and transaction fees are based on the number of round turns made in the Master Fund’s account.  Clearing and transaction fees of the Master Fund for the three months ended September 30, 2019 and 2018 were $34,842 and $37,907.  The decrease in clearing and transaction fees for the three months ended September 30, 2019 as compared to the corresponding period in 2018 is a result of a decrease in the number of futures contracts traded in the three months ended September 30, 2019 as compared to the corresponding period in 2018.

Clearing and transaction fees of the Master Fund for the nine months ended September 30, 2019 and 2018 were $109,565 and $128,961.  The decrease in clearing and transaction fees for the nine months ended September 30, 2019 as compared to the corresponding period in 2018 is a result of a decrease in the number of futures contracts traded in the nine months ended September 30, 2019 as compared to the corresponding period in 2018.

Ongoing selling agent fees are calculated as a percentage of the Fund’s capital account balance at the Master Fund as of the end of each month and are affected by trading performance, subscriptions and redemptions.

Ongoing selling agent fees of the Fund for the three months ended September 30, 2019 and 2018 were $1,012,428 and $1,594,732, respectively.  The decrease in selling agent fees in the three months ended September 30, 2019 as compared to the corresponding period in 2018 is due to a decrease in the Fund’s average capital account balance at the Master Fund.

Ongoing selling agent fees of the Fund for the nine months ended September 30, 2019 and 2018 were $3,469,818 and $4,800,165, respectively.  The decrease in selling agent fees in the nine months ended September 30, 2019 as compared to the corresponding period in 2018 is due to a decrease in the Fund’s average capital account balance at the Master Fund.

Advisory fees are calculated as a percentage of the Fund’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions.

Advisory fees of the Fund for the three months ended September 30, 2019 and 2018 were $432,501 and $681,344, respectively.  The calculation of advisory fees for the three months ended September 30, 2019 and 2018 was based on a monthly average net asset value of $115,333,452 and $181,691,779, respectively.  The decrease in advisory fees for the three months ended September 30, 2019 as compared to the corresponding period in 2018 is due to a decrease in the average net assets.

Advisory fees of the Fund for the nine months ended September 30, 2019 and 2018 were $1,482,401 and $2,050,872, respectively.  The calculation of advisory fees for the nine months ended September 30, 2019 and 2018 was based on a monthly average net asset value of $131,768,943 and $182,299,763, respectively.  The decrease in advisory fees for the nine months ended September 30, 2019 as compared to the corresponding period in 2018 is due to a decrease in the average net assets.

Administrative fees are paid to Sydling for administering the business and affairs of the Fund.  Sydling pays a portion of the administrative fee to the Administrator.  These fees are calculated as a percentage of the Fund’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions.

Administrative fees of the Fund for the three months ended September 30, 2019 and 2018 were $144,167 and $227,115, respectively.  The calculation of administrative fees for the three months ended September 30, 2019 and 2018 was based on a monthly average net asset value of $115,333,452 and $181,691,779, respectively.  The decrease in administrative fees for the three months ended September 30, 2019 as compared to the corresponding period in 2018 is due to a decrease in the average net assets.

Administrative fees of the Fund for the nine months ended September 30, 2019 and 2018 were $494,134 and $683,624, respectively.  The calculation of administrative fees for the nine months ended September 30, 2019 and 2018 was based on a monthly average net asset value of $131,768,943 and $182,299,763, respectively.  The decrease in administrative fees for the nine months ended September 30, 2019 as compared to the corresponding period in 2018 is due to a decrease in the average net assets.

Incentive fees to the Advisor are based on the new trading profits generated by the Advisor, paid at the end of each quarter, as defined in the Trading Advisory Agreement among the Master Fund, the Fund, Sydling and the Advisor. There were no incentive fees earned during the nine months ended September 30, 2019. Incentive fees earned for the three and nine months ended September 30, 2018 were $311,386.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master Fund’s open positions by market category as of September 30, 2019 and December 31, 2018, and the highest, lowest and average value during the three months ended September 30, 2019 and the twelve months ended December 31, 2018. All open position trading risk exposures of the Master Fund have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

As of September 30, 2019, the Master Fund’s total capitalization was $109,282,243, and the Fund owned 100% of the Master Fund. The Fund invests substantially all of its assets in the Master Fund. The Master Fund’s Value at Risk as of September 30, 2019 was as follows:

			Three Months ended September 30, 2019 (unaudited)
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$2,101,897	1.92%	$2,653,167	$1,843,944	$2,242,354
Energy	$856,559	0.78%	$856,559	$358,190	$669,235
Grains	$875,206	0.80%	$1,038,625	$666,090	$829,753
Index	$1,194,192	1.09%	$1,197,518	$915,564	$1,037,636
Interest Rate Non-U.S.	$3,025,689	2.77%	$3,043,133	$1,950,988	$2,419,141
Interest Rate U.S.	$2,587,229	2.37%	$2,614,439	$1,487,726	$2,189,080
Livestock	$124,224	0.12%	$132,027	$46,664	$97,757
Metals	$887,970	0.81%	$969,377	$669,863	$830,455
Softs	$1,015,240	0.93%	$1,101,493	$832,701	$966,234
Total	$12,668,206	11.59%

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

Sydling’s President and CFO have evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2019 and, based on that evaluation, Sydling’s President and CFO have concluded that, at that date, the Fund’s disclosure controls and procedures were effective.

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

There were no changes in the Fund’s internal control over financial reporting process during the fiscal quarter ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

There are no material changes to the discussion set forth under Item 3. “Legal Proceedings” in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 as updated by the Fund’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2019 and June 30, 2019. There are no material legal proceedings pending against the Fund and Sydling.

Item 1A.    Risk Factors

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and under Part II, Item 1A. “Risk Factors” in the Fund’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2019 and June 30, 2019.

.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended September 30, 2019, there were additional subscriptions of 849.732 Redeemable Units totaling $971,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, Sydling relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used for the trading of commodity interests, including futures and option contracts.

The following chart sets forth the purchases of Redeemable Units by the Fund.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2019 – July 31, 2019	4,720.796	$1,134.56	N/A	N/A
August 1, 2019 – August 31, 2019	1,630.589	$1,227.13	N/A	N/A
September 1, 2019 – September 30, 2019	1,436.141	$1,164.63	N/A	N/A
Total	7,787.526	$1,175.44

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

CAVENDISH FUTURES FUND LLC
(Registrant)

By:	Sydling Futures Management LLC

By:	/s/ Jerry Pascucci
Jerry Pascucci
President and Director

Date:	November 14, 2019