Form 10-K
period 2019-12-31
Cavendish Futures Fund LLC
filed 2020-03-30
CIK 1562622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ☒.

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

100,772.156 Limited Liability Company Redeemable Units with an aggregate value of $110,094,987 were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 29, 2020, 88,535.779 Limited Liability Company Redeemable Units were outstanding.

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

During the initial offering period (September 30, 2012 through February 18, 2013), the Fund sold 26,182.375 redeemable units of limited liability company interest (“Redeemable Units”) at $1,000 per Redeemable Unit. No securities which represent an equity interest or any other interest in the Fund trade on any public market. The Fund privately and continuously offers Redeemable Units to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Fund. Subscriptions and redemptions of Redeemable Units and Member Designee’s (defined below) contributions for the years ended December 31, 2019, 2018 and 2017 are reported in the Statement of Changes in Members’ Capital under “Item 8. Financial Statements and Supplementary Data.”

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

Effective February 19, 2013, the Fund allocated substantially all of its assets to the Master Fund. The Fund maintains a capital account balance at the Master Fund, the initial balance of which was $26,207,375. As of December 31, 2019, the Advisor trades the Fund’s assets in accordance with the Diversified Macro Strategies at 150% leverage (the “Program”). A description of the trading activities and focus of the Advisor is included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Sydling also acts as the trading manager of the Master Fund. Sydling and the Advisor believe that trading through this structure should promote efficiency and economy in the trading process. As of December 31, 2019 and 2018, the Fund owned 100% of the Master Fund. The Fund intends to continue to invest substantially all of its assets in the Master Fund. The performance of the Fund is directly affected by the performance of the Master Fund. Expenses to investors as a result of the investment in the Master Fund are approximately the same and redemption rights are not affected.

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

Under the LLC Agreement, Sydling has responsibility for the administration of the business and affairs of the Fund, but may delegate trading discretion to one or more trading advisors. The Fund and the Master Fund have entered into a trading manager agreement (the “Trading Manager Agreement”), with Sydling, pursuant to which Sydling has sole authority and responsibility, as one of the Fund’s and the Master Fund’s agents and attorneys-in-fact, for the selection, monitoring and termination of commodity trading advisor(s) to direct the investment and reinvestment of the assets of the Fund and the Master Fund. The Fund pays Sydling a monthly administrative fee in return for its services to the Fund equal to 1/12 of 1/2% (0.5% per year) of adjusted month-end net assets of the Fund. The Trading Manager Agreement remains in force unless and until terminated by any party by giving the other parties not less than thirty (30) days’ prior written notice.

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

Sydling, on behalf of the Fund, has entered into a trading advisory agreement (the “Trading Advisory Agreement”), with the Advisor, a registered commodity trading advisor, pursuant to which the Advisor manages the Fund’s assets. The Fund pays the Advisor a monthly advisory fee equal to 1/12 of 1.5% (1.5% per year) of the Fund’s adjusted month-end net assets. The Advisor is also paid a quarterly incentive fee equal to 20% of new trading profits earned by the Advisor for the Fund during each calendar quarter. The Trading Advisory Agreement remains in force unless and until terminated by any party by giving the other party not less than thirty (30) days’ written notice. At any time during the term of the Trading Advisory Agreement, Sydling may elect immediately to terminate the Trading Advisory Agreement by giving written notice to the Advisor (i) upon any material adverse change in the financial condition of the Advisor, which in the opinion of the Advisor might reasonably be expected to materially impair its ability to discharge its obligations under the Trading Advisory Agreement, (ii) if either of Messrs. David W. Harding or Matthew D. Beddall ceases to commit the time and attention necessary to perform his respective duties to the Advisor in respect of its obligations to the Master Fund, dies or has given notice to resign from his employment or directorship with the Advisor, (iii) if there is an occurrence of any material change of control with respect to the Advisor other than internal re-organization or amalgamation, or (iv) if the Master Fund, acting reasonably and in good faith, determines that the Advisor unreasonably withholds its consent to a liquidation as discussed in the Trading Advisory Agreement. Sydling currently expects that the Advisor will continue to be the Fund’s sole trading advisor.

UBS Financial Services Inc. (“UBS Financial Services”) acts as the Fund’s selling agent pursuant to a selling agreement, dated as of December 6, 2012. UBS Financial Services will pay a portion of the selling agent fee to the financial advisors who have sold Redeemable Units. The Fund may engage additional selling agents in the future.

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

For the period January 1, 2019 through December 31, 2019, the approximate average market sector allocations for the Fund were 20% Currencies, 8% Energy, 11% Grains, 10% Indices, 16% Non-U.S. Interest Rates, 14% U.S. Interest Rates, 2% Livestock, 9% Metals and 10% Softs.

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

(b) Financial Information about Segments. The Fund’s business consists of only one segment, speculative trading of commodity interests. The Fund does not engage in sales of goods or services. The Fund’s net income (loss) from operations for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 are set forth under “Item 6. Selected Financial Data.” The Fund’s capital as of December 31, 2019, was $99,746,345.

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

An investor may lose all of their investment.

Due to the speculative nature of trading commodity interests, an investor could lose all of their investment in the Fund.

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

Investing in Redeemable Units may not provide the desired diversification of an investor’s overall portfolio.

The Fund will not provide any benefit of diversification of an investor’s overall portfolio unless it is profitable and produces returns that are independent from stock and bond market returns.

Past performance is no assurance of future results.

The Advisor’s trading strategies may not perform as they have performed in the past, and past performance does not necessarily predict future results. The Advisor has from time to time incurred substantial losses in trading on behalf of clients.

An investor’s tax liability may exceed cash distributions.

Investors are taxed on their share of the Fund’s income, even though the Fund does not intend to make any distributions.

Regulatory changes could restrict the Fund’s operations.

Federal agencies including the SEC, the CFTC and the Board of Governors of the Federal Reserve System (the “Federal Reserve”) regulate certain activities of the Fund, Sydling and the Advisor. Regulatory changes could adversely affect the Fund by restricting its trading activities and/or increasing the costs or taxes to which the investors are subject. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), among other things, grants the CFTC and SEC broad rulemaking authority to implement various provisions of the Dodd-Frank Act, including comprehensive regulation of the over the counter (“OTC”) derivatives market. The implementation of the Dodd-Frank Act could adversely affect the Fund by increasing transaction and/or regulatory compliance costs. In addition, greater regulatory scrutiny may increase the Fund’s and Sydling’s exposure to potential liabilities. Increased regulatory oversight can also impose administrative burdens on Sydling, including, without limitation, responding to investigations and implementing new policies and procedures. As a result, Sydling’s time, attention and resources may be diverted from portfolio management activities.

The enactment of the Dodd-Frank Act has resulted in enhanced regulation by the Federal Reserve and may result in enhanced regulation of certain affiliates of UBS AG by the Office of the Comptroller of the Currency. For example, the Dodd-Frank Act generally requires that, in order for an entity to maintain its status as a financial holding company under the Bank Holding Company Act, it and each of its depository institution subsidiaries must be well capitalized and well managed, as those terms are defined by the Federal Reserve. The Dodd-Frank Act also grants the Federal Reserve greater regulatory authority over the subsidiaries of a bank holding company. Additionally, a bank holding company with more than $50 billion in consolidated assets is subject to enhanced supervision and prudential standards established by the Federal Reserve. The Federal Reserve also applies higher capital and liquidity requirements to bank holding companies with more than $50 billion in consolidated assets than to other bank holding companies.

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

In January 2020, the CFTC re-proposed new rules regarding speculative position limits. These rules, if adopted in substantially the same form, would impose position limits on certain futures and option contracts and physical commodity swaps that are “economically equivalent” to such contracts.  If enacted, these rules could have an adverse effect on the Advisor’s trading for the Fund.

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

Any cyber event could adversely affect the Fund’s business, financial condition or results of operations and cause the Fund to incur financial loss and expense, as well as face exposure to regulatory penalties or legal claims, reputational damage and additional costs associated with corrective measures. A cyber-security breach could also jeopardize a limited partner’s personal, confidential, proprietary or other information processed and stored in, and transmitted through, the Member Designee's or a service provider’s computer systems. A cyber event may cause the Fund or its service providers to lose proprietary information, suffer data corruption, lose operational capacity (such as, for example, the loss of the ability to process transactions, calculate the Fund’s net asset value, or allow investors to transact business) and/or fail to comply with applicable privacy and other laws. Among other potentially harmful effects, cyber events also may result in theft, unauthorized monitoring and failures in the physical infrastructure or operating systems that support the Fund or its service providers.

The nature of malicious cyber-attacks is becoming increasingly sophisticated and neither the Member Designee nor the Fund can control the cyber systems and cyber-security systems of the Advisor or other third-party service providers.

COVID-19 Pandemic

On January 30, 2020, the World Health Organization (“WHO”) declared the COVID-19 outbreak a global health emergency.   On March 11, 2020, the WHO announced that COVID-19 is a pandemic.  As a result of the coronavirus, many countries have required companies to limit or suspend business operations and have implemented travel restrictions. These actions have disrupted supply chains and curtailed operations of many companies around the world, including but not limited to companies in the tourism, hospitality, transportation, retail, entertainment, gaming and manufacturing sectors.  In addition, many US states and municipalities have instituted restrictions or recommendations regarding interpersonal activities, such as encouraging social distancing, that have materially changed commercial activity in large parts of the US.  Relatedly, in March 2020, market activity in many sectors and in many instruments is quite volatile.  The Fund’s returns may be adversely affected if these developments continue for an extended period of time.

Taxation Risks

You may have tax liability attributable to your interest in the Fund even if you have received no distributions and redeemed no units and even if the Fund generated a loss.

If the Fund has profit for a taxable year, the profit will be includible in your taxable income, whether or not cash or other property is actually distributed to you by the Fund. The Fund presently does not intend to make any distributions from the Fund. Accordingly, it is anticipated that U.S. federal income taxes on your allocable share of the Funds’ profits will exceed the amount of distributions to you, if any, for a taxable year, so that you must be prepared to fund any tax liability from redemptions of Redeemable Units or other sources. In addition, the Fund may have capital losses from trading activities that cannot be deducted against the Fund’s ordinary income (e.g., interest income, periodic net swap payments) so that you may have to pay taxes on ordinary income even if the Fund generates a net loss.

The Fund’s tax returns could be audited.

The Internal Revenue Service (the “IRS”) could audit the Fund’s U.S. federal income tax returns. If an audit results in an adjustment to the Fund’s tax return, Members could be required to file amended returns and pay additional tax. For tax years beginning on or after January 1, 2018, audits of the Fund generally will be conducted at the Fund level and any adjustment that results in additional tax (including interest and penalties thereon) will be assessed and collected at the Fund level in the current taxable year, with the current partners indirectly bearing such cost, unless the Fund makes an election to issue adjusted K-1s to those Members that were Members in the taxable year subject to audit. Therefore, unless the Fund elects otherwise, the Fund may be directly responsible in the current taxable year for the income tax liability resulting from an audit adjustment that relates to a prior taxable year in which a current Members did not own an interest in the Fund or in which the Members’s ownership percentage has since changed.

You will recognize short-term capital gain.

Profits on futures contracts traded in regulated U.S. and some foreign exchanges, foreign currency contracts traded in the interbank market, and U.S. and some foreign exchange-traded options on commodities are generally taxed as short-term capital gain to the extent of 40% of gains with respect to section 1256 contracts and at least 50% of the gain arising from a mixed straddle account and are currently taxed at a maximum marginal ordinary U.S. federal income tax rate of 37%.

The IRS could take the position that deductions for certain Fund expenses are subject to various limitations.

Non-corporate taxpayers are subject to certain limitations for deductions for “investment advisory expenses” for U.S. federal income tax and alternative minimum tax purposes. Between 2017 and 2025, deductions for these expenses are not allowed.  The IRS could argue that certain Fund expenses are investment advisory expenses. Prospective investors should discuss with their tax advisors the tax consequences of an investment in the Fund.

Tax laws are subject to change at any time.

Tax laws and court and IRS interpretations thereof, are subject to change at any time, possibly with retroactive effect. Prospective investors are urged to discuss scheduled and potential tax law changes with their tax advisors.

Non-U.S. investors may face exchange rate risk and local tax consequences.

Non-U.S. investors should note that Redeemable Units are denominated in U.S. dollars and that changes in rates of exchange between currencies may cause the value of their investment to decrease or to increase. Non-U.S. investors should consult their own tax advisors concerning the applicable U.S. and foreign tax implications of this investment.

Item 2. Properties.

The Fund does not own or lease any properties. The Member Designee operates out of facilities provided by UBS Financial Services.

Item 3. Legal Proceedings. -

There are no material legal proceedings pending against the Fund or Member Designee.

Item 4. Mine Safety Disclosures. Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information. The Fund has issued no stock. There is no public market for the Redeemable Units.

(b)	Holders. The number of holders of Redeemable Units as of December 31, 2019, was 980.

(c)	Dividends. The Fund did not declare a distribution in 2019 or 2018. The Fund does not intend to declare distributions in the foreseeable future.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans. None.

(e)	Performance Graph. Not applicable.

(f)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. For the twelve months ended December 31, 2019, there were additional subscriptions of 4,666.710 Redeemable Units totaling $5,263,000. For the twelve months ended December 31, 2018, there were additional subscriptions of 10,901.036 Redeemable Units totaling $12,779,900. For the twelve months ended December 31, 2017, there were additional subscriptions of 18,430.054 Redeemable Units totaling $20,456,078. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Exchange Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder (“Regulation D”). The Redeemable Units were purchased by accredited investors as described in Regulation D. In determining the applicability of the exemption, the Member Designee relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the additional subscriptions of Redeemable Units are used in the trading of commodity interests including futures contracts, swaps, options and forward contracts and any other interests pertaining thereto, including interests in commodity pools.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of Redeemable Units by the Fund.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2019— October 31, 2019	1,532.787	$1,124.07	N/A	N/A
November 1, 2019 — November 30, 2019	1,428.400	$1,096.59	N/A	N/A
December 1, 2019 — December 31, 2019	1,192.907	$1,100.03	N/A	N/A
	4,154.094	$1,106.90	N/A	N/A

*	Generally, members are permitted to redeem their Redeemable Units as of the end of each month on five business days’ notice to the Member Designee (provided Redeemable Units have been held for three months). Under certain circumstances, the Member Designee can compel redemption, although to date the Member Designee has not exercised this right. Purchases of Redeemable Units by the Fund reflected in the chart above were made in the ordinary course of the Fund’s business in connection with effecting redemptions for members.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day.

Item 6.  Selected Financial Data.

Total trading results, interest income, net income (loss), net income (loss) per unit of Members' capital for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 were as follows:

	2019	2018	2017	2016	2015
Total trading results	$1,563,461	$(1,227,601)	$18,222,946	$(2,515,321)	$9,734,927
Total expenses	7,445,590	10,859,251	11,071,089	11,782,846	11,141,217
Interest income allocated from Master Fund	2,784,628	3,329,852	1,609,322	473,865	42,256

Net income (loss)	$(3,097,501)	$(8,757,000)	$8,761,179	$(13,824,302)	$(1,364,034)

Net income (loss) per unit of Members' capital*	$(26.59)	$(58.74)	$58.35	$(75.18)	$(4.17)

Members' capital per unit	$1,100.03	$1,126.62	$1,185.36	$1,127.01	$1,202.19

Total assets	$99,746,345	$168,596,780	$186,654,431	$193,320,916	$176,578,310

* Represents the changes in Members' capital per unit

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

Winton Capital Management Limited

The Fund’s assets allocated to the Advisor for trading are not invested in commodity interests directly. The Advisor’s allocation of the Fund’s assets is currently invested in the Master Fund. The Advisor trades the Master Fund’s, and thereby the Fund's, assets in accordance with its the Program.

The investment objective of the Program is to achieve long-term investment growth.

The Program's investment strategy follows a disciplined investment process that is based on statistical analysis of historical data. The initial stage of the process involves collecting, cleaning and organizing large amounts of data. The Advisor uses a wide variety of data inputs including factors that are intrinsic to markets, such as price, volume and open interest; and those that are external to markets, such as economic statistics, industrial and commodity data and public company financial data. The Advisor conducts statistical research into the data in an attempt to quantify the probability of particular markets rising or falling, conditional on a variety of quantifiable factors. The Advisor’s research is used to develop mathematical models that attempt to forecast market returns, the variability or volatility associated with such returns (often described as “risk”), and the correlation between markets and transaction costs. These forecasts are used in investment strategies that determine what positions should be held to maximize profit within a certain range of risk. As a result of the Advisor’s research, the Advisor expects that the investments made in accordance with this process will have an improved chance of being successful which is expected to lead to profits over the long-term.

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

Most of the Advisor’s investment decisions are made strictly in accordance with the output of the Program. However, the Advisor may, in exceptional circumstances (such as the occurrence of events that fall outside the input parameters of the Program), make investment decisions based on other factors and take action to override the output of the Program to seek to protect the interests of investors.

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

(a) Liquidity.

The Fund does not engage in sales of goods or services. Its only assets are its investment in the Master Fund and cash. The Master Fund does not engage in the sale of goods or services. The Master Fund’s only assets are the equity in its trading accounts, consisting of cash and cash equivalents, net unrealized appreciation of open futures contracts, net unrealized appreciation on forward contracts and options, if applicable. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Fund, through its investment in the Master Fund. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2019.

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

For the year ended December 31, 2019, the Fund’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 9.68%. The foregoing margin to equity ratio takes into account cash held in the Fund’s name, as well as the allocable value of the positions and cash held on behalf of the Fund in the name of the Master Fund.

In the normal course of business, the Master Fund, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include futures, forwards and options on futures whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or OTC. Exchange-traded instruments are standardized and include futures and certain forward, swap and option contracts. OTC contracts are negotiated between contracting parties and include certain swaps, forwards and options contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer, or seller, of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. For the years ended December 31, 2019, 2018 and 2017 the Master Fund traded futures contracts only.

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

Other than the risks inherent in commodity futures, options and swaps trading, the Master Fund knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Master Fund’s liquidity increasing or decreasing in any material way. The LLC Agreement provides that the Member Designee may, in its discretion, cause the Fund to cease trading operations and liquidate all open positions under certain circumstances including a decrease in net asset value per Redeemable Unit to less than $400 as of the close of business on any business day or the Fund's aggregate net assets decline to less than $1,000,000.

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

For the year ended December 31, 2019, there were additional subscriptions of 4,666.710 Redeemable Units totaling $5,263.000. For the year ended December 31, 2018, there were additional subscriptions of 10,901.036 Redeemable Units totaling $12,779,900. For the year ended December 31, 2017, there were additional subscriptions of 18,430.054 Redeemable Units totaling $20,456,078.

No forecast can be made as to the level of redemptions in any given period. A member may require the Fund to redeem its Redeemable Units at their net asset value as of the last day of a month on five business days’ notice to the Member Designee (provided Redeemable Units have been held for three months). There is no fee charged to members in connection with redemptions. Redemptions generally are funded out of the Fund’s cash holdings. For the year ended December 31, 2019, 58,058.108 Redeemable Units were redeemed totaling $64,728,088. For the year ended December 31, 2018, 21,512.536 Redeemable Units were redeemed totaling $25,064,841. For the year ended December 31, 2017, 32,003.274 Redeemable Units were redeemed totaling $35,489,390.

Redeemable Units were sold to persons and entities who are accredited investors as that term is defined in rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”).

(c) Results of Operations.

For the year ended December 31, 2019, the net asset value per Redeemable Unit decreased (2.36)% from $1,126.62 to $1,100.03.

For the year ended December 31, 2018, the net asset value per Redeemable Unit decreased (4.96)% from $1,185.36 to $1,126.62. For the year ended December 31, 2017, the net asset value per Redeemable Unit increased 5.18% from $1,127.01 to $1,185.36.

The Fund, through its investment in the Master Fund, experienced a net trading gain of $1,563,461, before selling agent fees and related fees for the year ended December 31, 2019. Gains were primarily attributable to the trading of commodity futures in stock indices, U.S and non-U.S. interest rates and were partially offset by losses in energy, metals, livestock, currencies, softs and grains. The net trading gain (or loss) realized from the Fund’s investment in the Master Fund is disclosed on page 24 under “Item 8. Financial Statements and Supplementary Data.”

Long positions in U.S. Treasury bonds, ultra-long bonds, German Bunds, Euribor and Italian bond futures ranked among the top contributors within the fixed income sector. The U.S. Federal Open Market Committee's pivot from a path of higher policy rates to cutting rates thrice in 2019 helped push the 10-Yr Treasury yield lower by about 80 basis points. Even after the leadership change in October at the European Central Bank, their negative interest rate policy remained throughout 2019, resulting in profitable trends in Italian and German bond futures.

The Fund maintained long positions in most equity index futures markets, however held a short in U.S. Russell 2000 Index futures throughout the year. S&P 500, Euro Stoxx 50 and Nasdaq Index futures ranked among the top contributing markets within the equity index sector. As trade tensions moderated and monetary policy eased in 2019, global equities finished positively with all major regions and sectors posting gains. U.S. equities (S&P 500 index: +31%) outperformed other regions, while emerging markets gained the least in 2019.

In foreign exchange, the U.S. dollar strengthened early in 2019 on risk aversion-related inflows despite Federal Reserve easing, however an improvement in sentiment undercut the dollar in the final weeks of the year. The British Pound cautiously strengthened as investors gained confidence in Boris Johnson's leadership for Brexit. The Euro weakened as key rates and bond markets in Germany and Switzerland yielded negative thorough-out 2019. The Fund experienced losses in the foreign exchange sector as positions in the British Pound and Japanese yen detracted while Mexican Peso contributed.

Grain prices declined for most of 2019 under the weight of the protracted U.S.-China trade war and plentiful global supplies, but rallied hard in December on the prospect of 'Phase One' of the trade deal. Due to lack of consistent price trends, corn, wheat, cattle, hog, coffee and cocoa markets detracted while cotton and soybean markets were marginally profitable.

In the metals sector, palladium (+64% in 2019) continued its multi-year price appreciation driven by its use to diffuse emissions in car exhaust. Gains in platinum were offset by losses in gold, nickel and silver.

Petroleum prices climbed during the year due to sanctions on Iran and Venezuela, as well as ongoing production cut compliance by The Organization of the Petroleum Exporting Countries ("OPEC+") nations. In the December 2019 meeting, OPEC+ nations delivered an additional 500k bpd cut. Prices trended between January and April 2019, which was followed by range-bound price action that was difficult for the Fund. U.S. natural gas prices consistently declined, as U.S. gas production continued to grow, inventories remained elevated and Appalachian coal prices collapsed by nearly 40%. Appalachian coal is considered a key substitute for U.S. natural gas in power generation. The Fund held high conviction shorts in natural gas, which ranked among the top contributors in 2019.

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

The Fund lost money in equity index futures portfolio due to long exposures in Japanese and European markets, although positions in U.S. and emerging market indices made money overall. The Fund's short position in the U.S. Russell 2000 Index futures ranked among the top ten contributors for the year.

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

Interest income for the year ended December 31, 2019 decreased by $545,224 as compared to the year ended December 31, 2018. The decrease in interest income is primarily due to a decrease in the average daily equity maintained in cash in the Master Fund's brokerage account during the year ended December 31, 2019, as compared to the corresponding period in 2018. The decrease in average daily equity maintained in cash in the Master Fund's brokerage account is due to redemptions during the year ended December 31, 2019. Interest earned by the Fund will increase the net asset value of the Fund. The amount of interest income earned by the Fund during the reporting period depended on the average daily equity maintained in cash in the Master Fund’s account and upon interest rates over which neither the Fund, the Master Fund nor UBS Securities had control.

Clearing and transaction fees are based on the number of round turns made in the Master Fund's account. Clearing and transaction fees of the Master Fund for the years ended December 31, 2019 and 2018 were $142,278 and $164,983, respectively. The decrease in clearing and transaction fees for the year ended December 31, 2019 is a result of a decrease in the number of futures contracts traded in the year ended December 31, 2019 as compared to the corresponding period in 2018.

Ongoing selling agent fees are calculated as a percentage of the Master Fund's adjusted net assets as of the end of each month and are affected by trading performance, subscriptions and redemptions.

Ongoing selling agent fees of the Fund, and paid for by the Master Fund, for the years ended December 31, 2019 and 2018 were $4,375,630 and $6,323,564. The decrease in ongoing selling agent fees for the year ended December 31, 2019 as compared to the corresponding period in 2018 is due to a decrease in the Fund's average capital account balance at the Master Fund.

Advisory fees are calculated as a percentage of the Fund’s adjusted net assets as of the end of each month and are affected by trading performance, subscriptions and redemptions.

Advisory fees of the Fund for the years ended December 31, 2019 and 2018 were $1,869,369 and $2,701,743, respectively. The calculation of advisory fees for the years ended December 31, 2019 and 2018 was based on a monthly average net asset value of $124,624,584 and $180,116,171, respectively. The decrease in advisory fees for the year ended December 31, 2019 as compared to the corresponding period in 2018 is due to a decrease in the average net assets.

Administrative fees are paid to Sydling for administering the business and affairs of the Fund. Sydling pays a portion of the administrative fee to the Administrator. These fees are calculated as a percentage of the Fund’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions.

Administrative fees of the Fund for the years ended December 31, 2019 and 2018 were $623,123 and $900,581, respectively. The calculation of administrative fees for the years ended December 31, 2019 and 2018 was based on a monthly average net asset value of $124,624,584 and $180,116,171, respectively. The decrease in administrative fees for the year ended December 31, 2019 as compared to the corresponding period in 2018 is due to a decrease in the average net assets.

Incentive fees to the Advisor are based on the new trading profits generated by the Advisor, paid at the end of each quarter, as defined in the Trading Advisory Agreement among the Master Fund, the Fund, Sydling and the Advisor. There were no incentive fees earned during the year ended December 31, 2019. Incentive fees of $311,386 were earned for the year ended December 31, 2018.

The Fund pays professional fees, which generally include legal and accounting expenses, and other expenses, which generally include filing and printing fees. Professional fees and other expenses for the years ended December 31, 2019 and 2018 were $345,396 and $361,494, respectively.

Commodity markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Master Fund and the Fund depends on the existence of major price trends and the ability of the Advisor to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, public health epidemics, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisor is able to identify them, the Master Fund and the Fund expect to increase capital through operations.

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

In August 2018, the FASB issued Accounting Standards Update 2018-13, Fair Value Measurement (Topic 820) – Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”) which introduces new fair value disclosure requirements as well as eliminates and modifies certain existing fair value disclosure requirements. ASU 2018-13 would be effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years; however, the Fund early adopted ASU 2018-13 effective December 31, 2018. The impact of the Fund's adoption was limited to changes in the Fund's financial statement disclosures regarding fair value, primarily those disclosures related to transfers between levels of the fair value hierarchy.

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

The Master Fund considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forward, swap and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) and for those contracts that are priced using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). As of and for the years ended December 31, 2019, 2018 and 2017, the Master Fund did not hold any derivative instruments for which market quotations are not readily available and which are priced by broker-dealers who derive fair values for these assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

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

The Master Fund’s Trading Value at Risk in Different Market Sectors

Value at Risk tables represent a probabilistic assessment of the risk of loss in the market risk sensitive instruments. The following tables indicates the trading Value at Risk associated with the Master Fund’s open positions by market category as of December 31, 2019 and 2018, and the highest, lowest and average value at any point during the year/period. All open position trading risk exposures of the Master Fund have been included in calculating the figures set forth below. As of December 31, 2019, the Master Fund’s total capitalization was $99,746,345 and the Fund owned approximately 100% of the Master Fund. The Fund invests substantially all of its assets in the Master Fund. The Master Fund’s Value at Risk as of December 31, 2019 was as follows:

December 31, 2019

(Unaudited)

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$2,574,907	2.58%	$3,510,819	$1,560,352	$2,414,343
Energy	$1,338,262	1.34%	$1,828,566	$255,075	$941,181
Grains	$1,141,434	1.14%	$2,119,844	$586,307	$1,315,652
Index	$2,157,302	2.16%	$2,157,302	$856,340	$1,217,102
Interest Rate Non-U.S.	$1,353,333	1.36%	$3,043,133	$1,069,630	$1,921,497
Interest Rate U.S.	$1,762,317	1.77%	$2,752,547	$508,957	$1,659,291
Livestock	$65,531	0.07%	$332,219	$46,664	$154,100
Lumber	$—	—%	$2,512	$—	$2,192
Metals	$1,652,318	1.66%	$1,652,318	$669,863	$1,097,021
Softs	$811,731	0.81%	$2,098,447	$803,469	$1,171,822

Total	$12,857,135	12.89%

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

The following were the primary trading risk exposures of the Master Fund as of December 31, 2019, by market sector.

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

Metals. The Master Fund’s primary metal market exposure was to fluctuations in the prices of gold, silver, platinum and copper.

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

Item 8. Financial Statements and Supplementary Data.

Cavendish Futures Fund LLC

The following financial statements and related items of the Fund are filed under this Item 8: Oath or Affirmation, Report of Independent Registered Public Accounting Firm, for the years ended December 31, 2019 and 2018; Statements of Financial Condition at December 31, 2019 and 2018; Statements of Operations for the years ended December 31, 2019, 2018 and 2017; Statements of Changes in Members’ Capital for the years ended December 31, 2019, 2018 and 2017; and Notes to Financial Statements.

CAVENDISH FUTURES FUND LLC

Financial Statements
with Report of Independent Registered Public Accounting Firm

For the years ended December 31, 2019 and 2018

Cavendish Futures Fund LLC

Affirmation of the Commodity Pool Operator

IN WITNESS WHEREOF, the undersigned has made and signed this document, and affirms that to the best of his knowledge and belief, the information contained on the attached statement is accurate and complete.

By	/s/ Jerry Pascucci
Jerry Pascucci
President and Director
Sydling Futures Management LLC
Trading Manager, Cavendish Futures Fund LLC

CAVENDISH FUTURES FUND LLC

Financial Statements
with Report of Independent Registered Public Accounting Firm

For the years ended December 31, 2019 and 2018

Financial statements of Sydling WNT Master Fund LLC for the years ended December 31, 2019 and 2018 are attached to these financial statements and are an integral part thereof.

Report of Independent Registered Public Accounting Firm

To the Members and the Board of Directors of Cavendish Futures Fund LLC

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of Cavendish Futures Fund LLC (the “Fund”) as of December 31, 2019 and 2018, and the related statements of operations, changes in members’ capital and the financial highlights for each of the three years in the period ended December 31, 2019 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund at December 31, 2019 and 2018, and the results of its operations, the changes in its members’ capital and its financial highlights for each of the three years ended December 31, 2019 in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on the Fund’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

We have served as the Fund’s auditor since 2013

Philadelphia, Pennsylvania

March 24, 2020

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

The management of Cavendish Futures Fund LLC has assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our assessment, management concluded that the Fund maintained effective internal control over financial reporting as of December 31, 2019 based on the criteria referred to above.

/s/ Jerry Pascucci	/s/ Jennifer Magro
Jerry Pascucci President and Director Sydling Futures Management LLC Trading Manager, Cavendish Futures Fund LLC	Jennifer Magro Chief Financial Officer Sydling Futures Management LLC Trading Manager, Cavendish Futures Fund LLC

Cavendish Futures Fund LLC

Statements of Financial Condition

December 31, 2019 and 2018

(Expressed in U.S. Dollars)

	2019	2018
ASSETS
Investment in Sydling WNT Master Fund LLC, at fair value	$99,746,345	$162,308,934
Cash (Note 3f)	629,266	1,513,137
Receivable from Sydling WNT Master Fund LLC	1,504,212	4,774,709
Total Assets	$101,879,823	$168,596,780

LIABILITIES

Subscriptions received in advance (Note 3f)	$495,200	$1,425,000
Redemption payable	1,312,233	4,467,098
Accrued expenses:
Advisory fees (Note 4b)	126,534	208,818
Administrative fees (Notes 4a and 4c)	42,178	69,606
Professional fees and other expenses	157,333	117,324
Total Liabilities	2,133,478	6,287,846

MEMBERS’ CAPITAL

Member Designee (25.000 units, respectively)	27,501	28,165
Non-managing members (90,651.372 units and 144,042.770 units)	99,718,844	162,280,769
Total Members’ Capital	99,746,345	162,308,934
Total Liabilities and Members’ Capital	$101,879,823	$168,596,780
Members’ Capital per unit (based on 90,676.372 units and 144,067.770 units)	$1,100.03	$1,126.62

See accompanying notes to financial statements and attached financial statements of Sydling WNT Master Fund LLC.

Cavendish Futures Fund LLC

Statements of Operations

For the years ended December 31, 2019, 2018 and 2017

(Expressed in U.S. Dollars)

	2019	2018	2017
INVESTMENT INCOME

Interest income allocated from Sydling WNT Master Fund LLC	$2,784,628	$3,329,852	$1,609,322

EXPENSES

Expenses allocated from Sydling WNT Master Fund LLC	4,607,702	6,584,047	6,885,718
Incentive fee (Note 4b)	-	311,386	-
Advisory fees (Note 4b)	1,869,369	2,701,743	2,815,226
Administrative fees (Notes 4a)	623,123	900,581	938,409
Professional fees and other expenses	345,396	361,494	431,736
Total Expenses	7,445,590	10,859,251	11,071,089

NET INVESTMENT INCOME/(LOSS)	(4,660,962)	(7,529,399)	(9,461,767)

TRADING RESULTS

Net realized gain/(loss) allocated from Sydling WNT Master Fund LLC	(771,428)	7,985,729	14,670,517
Net change in unrealized appreciation/(depreciation) allocated from Sydling WNT Master Fund LLC	2,334,889	(9,213,330)	3,552,429
Total Trading Results	1,563,461	(1,227,601)	18,222,946

Net income/(loss)	(3,097,501)	(8,757,000)	8,761,179
Net income/(loss) per unit of Members’ Capital *	$(26.59)	$(58.74)	$58.35

* Represents the changes in Members’ Capital per unit.

See accompanying notes to financial statements and attached financial statements of Sydling WNT Master Fund LLC.

Cavendish Futures Fund LLC

Statements of Changes in Members’ Capital

For the years ended December 31, 2019, 2018 and 2017

(Expressed in U.S. Dollars)

	Non-managing members	Member Designee	Total
Members’ Capital at December 31, 2016	$189,594,833	$28,175	$189,623,008

Subscriptions, 18,430.054 units of non-managing member interest	20,456,078	-	20,456,078

Redemptions, 32,003.274 units of non-managing member interest	(35,489,390)	-	(35,489,390)

Net income (loss)	8,759,720	1,459	8,761,179

Members’ Capital at December 31, 2017	$183,321,241	$29,634	$183,350,875

Subscriptions, 10,901.036 units of non-managing member interest	12,779,900	-	12,779,900

Redemptions, 21,512.536 units of non-managing member interest	(25,064,841)	-	(25,064,841)

Net income (loss)	(8,755,531)	(1,469)	(8,757,000)

Members’ Capital at December 31, 2018	$162,280,769	$28,165	$162,308,934

Subscriptions, 4,666.710 units of non-managing member interest	5,263,000	-	5,263,000

Redemptions, 58,058.108 units of non-managing member interest	(64,728,088)	-	(64,728,088)

Net income (loss)	(3,096,837)	(664)	(3,097,501)

Members’ Capital at December 31, 2019	$99,718,844	$27,501	$99,746,345

See accompanying notes to financial statements and attached financial statements of Sydling WNT Master Fund LLC.

Cavendish Futures Fund LLC

Financial Highlights

For the years ended December 31, 2019, 2018 and 2017

(Expressed in U.S. Dollars)

The following represents the ratios to average non-managing members’ capital and other supplemental information for the years indicated:

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Per share operating performance: [a]
Members’ capital per unit, beginning of year	$1,126.62	$1,185.36	$1,127.01
Income from investment operations:
Net investment income/(loss)	(42.69)	(48.89)	(56.22)
Net realized and unrealized gain/(loss) from investment activities	16.10	(9.85)	114.57
Total from investment operations	(26.59)	(58.74)	58.35
Members’ capital per unit, end of year	$1,100.03	$1,126.62	$1,185.36

Ratio/Supplemental Data: [b]
Ratio of net investment income/(loss) to average Members’ capital	(3.81)%	(4.23)%	(5.12)%
Ratio of operating expenses to average Members’ capital before incentive fee	6.09%	5.93%	5.99%
Ratio of incentive fee to average Members’ capital	-	0.18%	-
Ratio of operating expenses to average Members’ capital after incentive fee	6.09%	6.11%	5.99%

Total return before incentive fee [c]	(2.36)%	(4.78)%	5.18%
Incentive fee	-	(0.18)%	-
Total return after incentive fee	(2.36)%	(4.96)%	5.18%
Members’ capital at end of year	$99,746,345	$162,308,934	$183,350,875

The computation of ratios to average members’ capital and total return based on the amount of expenses and incentive allocation assessed to an individual investor’s capital may vary from these ratios and total return based on the timing of capital transactions.

a	Per share operating performance is calculated on a monthly basis by dividing each line item by the outstanding units at month-end prior to the reduction of redeemed units.
b	The average members’ capital used in the above ratios is calculated by using monthly members’ capital after period-end withdrawals. Ratios include the Fund’s share of income and expense allocated from the Master Fund.
c	Total return assumes a purchase of an interest in the Fund at the beginning of the year and a sale of the Fund interest on the last day of the year noted. Total return is reflected after all investment-related and operating expenses, including the Advisory and Administrative fees.

See accompanying notes to financial statements and attached financial statements of Sydling WNT Master Fund LLC.

Cavendish Futures Fund LLC

Notes to Financial Statements

December 31, 2019, 2018 and 2017

(Expressed in U.S. Dollars)

1.	Organization

Cavendish Futures Fund LLC (the “Fund”) is a Delaware limited liability company formed on August 7, 2012. Trading operations of the Fund commenced on February 19, 2013. The Fund’s investment objective is to achieve capital appreciation through speculative trading in U.S. and international futures, options on futures and forward markets. The Fund may also engage in swap and other derivative transactions upon approval of Sydling. The Fund invests substantially all of its assets in Sydling WNT Master Fund LLC (the “Master Fund”), also a Delaware limited liability company, that has the same investment objective as the Fund. The financial statements of the Master Fund, including the condensed schedule of investments, are included elsewhere in this report and should be read with the Fund’s financial statements. The percentage of the Master Fund’s capital owned by the Fund at December 31, 2019 and 2018 was 100%. The performance of the Fund is directly affected by the performance of the Master Fund.

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

The term of the Fund shall end upon the first to occur of the following: (i) December 31, 2037; (ii) the vote to dissolve the Fund by members owning more than 50% of the units of limited liability company interest of the Fund; (iii) the withdrawal, removal, bankruptcy or dissolution of the Member Designee; (iv) a decline in net asset value to less than $400 per unit, as such amount may be adjusted for any splits or combinations of units, as of the end of any trading day; or (v) the occurrence of any event which shall make it unlawful for the existence of the Fund to be continued. In addition, the Member Designee may, in its sole discretion, cause the Fund to dissolve if the Fund's aggregate net assets decline to less than $1,000,000.

Cavendish Futures Fund LLC

Notes to Financial Statements (continued)

December 31, 2019, 2018 and 2017

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

The Fund has determined its status as an investment company and as such, follows the accounting and reporting requirements of ASC 946, Financial Services – Investment Companies.

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

December 31, 2019, 2018 and 2017

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

In August 2018, the FASB issued Accounting Standards Update 2018-13, Fair Value Measurement (Topic 820) – Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”) which introduces new fair value disclosure requirements as well as eliminates and modifies certain existing fair value disclosure requirements. ASU 2018-13 would be effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years; however, the Fund early adopted ASU 2018-13 effective December 31, 2018. The impact of the Fund’s adoption was limited to changes in the Fund’s financial statement disclosures regarding fair value, primarily those disclosures related to transfers between levels of the fair value hierarchy.

e.	Investment in Master Fund

The Fund records its investment in the Master Fund at fair value and is represented by the Fund’s proportionate interest in the members’ capital of the Master Fund at December 31, 2019 and 2018. Valuation of securities held by the Master Fund is discussed in the notes to the Master Fund’s financial statements. The Fund records its pro rata share of the Master Fund’s income, expenses and realized and unrealized gains and losses. The performance of the Fund is directly attributable to the performance of the Master Fund. The Fund records its subscription and redemption of the capital account related to its investment in the Master Fund on the transaction date. The Master Fund will adjust the capital account of the Fund. Brokerage, clearing and transaction fees are incurred by the Master Fund and are reflected in the pro rata allocation received by the Fund from the Master Fund.

Cavendish Futures Fund LLC

Notes to Financial Statements (continued)

December 31, 2019, 2018 and 2017

(Expressed in U.S. Dollars)

3.	Significant Accounting Policies (continued)

f.	Subscriptions Received in Advance

Subscriptions received in advance represent the amounts paid by the non-managing members for a percentage ownership into the Fund which have not yet been added as members’ capital as of December 31, 2019 and 2018. The amount paid is held as cash in the Fund’s escrow account and represents the majority of the cash on the Statements of Financial Condition.

g.	Redemptions Payable

Pursuant to ASC Topic 480, Distinguishing Liabilities from Equity, capital withdrawals effective December 31, 2019 and 2018 have been reflected as redemptions payable in the Statements of Financial Condition.

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

Tax positions with respect to tax at the Master Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. Management has analyzed the Master Fund’s tax positions for the open tax period and has concluded that no provision is required in the Master Fund’s financial statements. The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Statements of Operations. For the years ended December 31, 2019, 2018 and 2017, the Master Fund did not incur any interest or penalties.

Cavendish Futures Fund LLC

Notes to Financial Statements (continued)

December 31, 2019, 2018 and 2017

(Expressed in U.S. Dollars)

4.	Related Party Transactions and Other Agreements

a.	Limited Liability Company Agreement

Sydling administers the business affairs of the Fund including selecting one or more advisors to make trading decisions for the Fund. The Fund will pay Sydling a monthly administration fee in return for its services equal to 1/12 of 0.50% (0.50% per year) of month-end adjusted members’ capital of the Fund. Month-end members’ capital, for the purpose of calculating administration fees are members’ capital, as defined in the Limited Liability Company Agreement, prior to the reduction of the current month’s incentive allocation accrual, the monthly advisory fee, Sydling’s administration fee and any redemptions or distributions as of the end of such month. For the years ended December 31, 2019, 2018 and 2017, the Fund incurred administrative fees of $623,123, $900,581 and $938,409, respectively, of which $42,178, and $69,606 remained payable and is reflected on the Statements of Financial Condition as of December 31, 2019 and 2018, respectively.

Each unit, when purchased by a member, shall be fully paid and non-assessable. No member shall be liable for Fund obligations in excess of the capital contributed by the member, plus such member’s share of undistributed profits, if any.

b.	Trading Advisory Agreement

Sydling, on behalf of the Fund, has entered into an advisory agreement (the “Trading Advisory Agreement”) with the Advisor, a registered commodity trading advisor. The Advisor is not affiliated with Sydling or UBS Securities LLC, the Master Fund’s commodity broker, or its affiliates and is not responsible for the organization or operation of the Fund. The Trading Advisory Agreement provides that the Advisor has sole discretion in determining the investment of the assets of the Fund. The Fund paid the Advisor a monthly advisory fee equal to 1/12 of 1.5% (1.5% per year) of month-end members’ capital of the Fund. Month-end members’ capital, for the purpose of calculating advisory fees are members’ capital, as defined in the Limited Liability Company Agreement, prior to the reduction of the current month’s incentive allocation accrual, the monthly advisory fee, Sydling’s administration fee and any redemptions or distributions as of the end of such month. The Trading Advisory Agreement may be terminated upon notice by either party. For the years ended December 31, 2019, 2018 and 2017, the Fund incurred advisory fees of $1,869,369, $2,701,743 and $2,815,226, respectively of which $126,534 and $208,818 remained payable and is reflected on the Statements of Financial Condition as of December 31, 2019 and 2018, respectively.

Cavendish Futures Fund LLC

Notes to Financial Statements (continued)

December 31, 2019, 2018 and 2017

(Expressed in U.S. Dollars)

4.	Related Party Transactions and Other Agreements (continued)

b.	Trading Advisory Agreement (continued)

In addition, the Advisor receives a quarterly incentive fee equal to 20% of New Trading Profits, as defined in the Trading Advisory Agreement, earned on behalf of the Fund during each calendar quarter and are issued as special member units. The amount of $311,386 represent the incentive fee earned on new trading profits earned for the year ended December 31, 2018. For the years ended December 31, 2019 and 2018, the Fund did not earned any incentive fees.

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

December 31, 2019, 2018 and 2017

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

Management has evaluated the impact of all subsequent events on the Fund through March 24, 2020, the date these financial statements were available to be issued. Subsequent to year end additional subscriptions were received from the non-managing members totaling $576,430. Subsequent to year end redemptions were paid to the non-managing members totaling $2,760,494. Management has determined that there were no additional subsequent events requiring recognition or disclosure in the financial statements.

On January 30, 2020, the World Health Organization (“WHO”) declared the COVID-19 outbreak a global health emergency. On March 11, 2020, the WHO announced that COVID-19 is a pandemic. As a result of the coronavirus, many countries have required companies to limit or suspend business operations and have implemented travel restrictions. These actions have disrupted supply chains and curtailed operations of many companies around the world, including but not limited to companies in the tourism, hospitality, transportation, retail, entertainment, gaming and manufacturing sectors. In addition, many US states and municipalities have instituted restrictions or recommendations regarding interpersonal activities, such as encouraging social distancing, that have materially changed commercial activity in large parts of the US. Relatedly, in March 2020, market activity in many sectors and in many instruments is quite volatile. The Fund’s returns may be adversely affected if these developments continue for an extended period of time.

SYDLING WNT MASTER FUND LLC

Financial Statements
with Report of Independent Registered Public Accounting Firm

For the years ended December 31, 2019 and 2018

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

For the years ended December 31, 2019 and 2018

Report of Independent Registered Public Accounting Firm

To the Members and the Board of Directors of Sydling WNT Master Fund LLC

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of Sydling WNT Master Fund LLC (the “Fund”), including the condensed schedules of investments as of December 31, 2019 and 2018, and the related statements of operations, changes in member’s capital and the financial highlights for the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund at December 31, 2019 and 2018, and the results of its operations, the changes in its member’s capital and its financial highlights for each of the three years ended December 31, 2019 in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on the Fund’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2019, by correspondence with the custodian and brokers. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Fund’s auditor since 2013

Philadelphia, Pennsylvania

March 24, 2020

Sydling WNT Master Fund LLC

Statements of Financial Condition

December 31, 2019 and 2018

(Expressed in U.S. Dollars)

	2019	2018
ASSETS

Investments in U.S. Treasury Bills, at fair value (cost $84,907,799 and $0, respectively)	$84,927,113	$-
Cash (including restricted cash of $12,857,135 and $15,356,440, respectively)	18,296,632	171,222,974
Interest receivable	49,207	375,668
Total Assets	$103,272,952	$171,598,642

LIABILITIES AND MEMBER’S CAPITAL

Net unrealized depreciation on open futures contracts	$1,670,355	$3,985,930
Redemptions payable	1,504,212	4,774,709
Accrued expenses:
Selling agent fees	296,178	488,753
Professional fees and other expenses	55,862	40,316
Total Liabilities	3,526,607	9,289,708

Member’s Capital	99,746,345	162,308,934
Total Liabilities and Member’s Capital	$103,272,952	$171,598,642

The accompanying notes are an integral part of these financial statements.

Sydling WNT Master Fund LLC

Condensed Schedules of Investments

December 31, 2019

(Expressed in U.S. Dollars)

			Percent of
Number of			Member’s
Contracts		Fair Value	Capital
	FUTURES CONTRACTS OWNED
453	CURRENCIES	$306,299	0.31%
263	ENERGY	246,232	0.25%
1,180	FINANCIALS	(1,195,562)	(1.20)%
256	GRAINS	847	0.00%
727	INDEX	430,786	0.43%
4	MEATS	(1,138)	0.00%
690	METALS	149,711	0.15%
	TOTAL FUTURES CONTRACTS OWNED	(62,825)	(0.06)%

	FUTURES CONTRACTS SOLD
(647)	CURRENCIES	(886,868)	(0.89)%
(364)	ENERGY	463,231	0.46%
(565)	FINANCIALS	74,313	0.07%
(636)	GRAINS	(862,314)	(0.86)%
(141)	INDEX	(104,315)	(0.10)%
(1)	MATERIALS	(2,405)	0.00%
(24)	MEATS	(31,080)	(0.03)%
(258)	METALS	(258,092)	(0.26)%
	TOTAL FUTURES CONTRACTS SOLD	(1,607,530)	(1.61)%
	TOTAL FUTURES CONTRACTS	(1,670,355)	(1.67)%

	U.S. GOVERNMENT SECURITIES
	U.S. TREASURY BILLS, 1.775%, DUE 1/23/2020 (COST, $84,907,799)	84,927,113	85.14%
	OTHER ASSETS IN EXCESS OF OTHER LIABILITIES	16,489,587	16.53%
	TOTAL MEMBER’S CAPITAL	$99,746,345	100.00%

Percentages shown represent a percentage of member’s capital as of December 31, 2019.

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

Sydling WNT Master Fund LLC

Statements of Operations

For the years ended December 31, 2019, 2018 and 2017

(Expressed in U.S. Dollars)

	2019	2018	2017
INVESTMENT INCOME

Interest income	$2,784,628	$3,329,852	$1,609,322
Total Investment Income	2,784,628	3,329,852	1,609,322

EXPENSES

Brokerage, clearing and transaction fees	142,278	164,983	197,880
Selling agent fees	4,375,630	6,323,564	6,589,338
Professional fees	89,794	95,500	98,500
Total Expenses	4,607,702	6,584,047	6,885,718
Net Investment (Loss)	(1,823,074)	(3,254,195)	(5,276,396)

NET REALIZED AND UNREALIZED GAIN/(LOSS) FROM SECURITIES AND DERIVATIVE INSTRUMENTS

Net realized gain/(loss) on securities	(457)	-	-
Net realized gain/(loss) on futures and foreign currency	(770,971)	7,985,729	14,670,517
Net realized gain/(loss) on futures, foreign currency, and securities	(771,428)	7,985,729	14,670,517

Net change in unrealized appreciation/(depreciation) on securities	19,314	-	-
Net change in unrealized appreciation/(depreciation) on futures and foreign currency	2,315,575	(9,213,330)	3,552,429
Net change in unrealized appreciation/(depreciation) on futures, foreign currency, and securities	2,334,889	(9,213,330)	3,552,429
Net Realized and Change in Unrealized Gain/(Loss) from Securities and Derivative Instruments	1,563,461	(1,227,601)	18,222,946
Net Income (Loss)	$(259,613)	$(4,481,796)	$12,946,550

The accompanying notes are an integral part of these financial statements.

Sydling WNT Master Fund LLC

Statements of Changes in Member’s Capital

For the years ended December 31, 2019, 2018 and 2017

(Expressed in U.S. Dollars)

	2019	2018	2017
INCREASE (DECREASE) IN MEMBER’S CAPITAL FROM OPERATIONS
Net investment income/(loss)	$(1,823,074)	$(3,254,195)	$(5,276,396)
Net realized gain/(loss) on securities, futures and foreign currency	(771,428)	7,985,729	14,670,517
Net change in unrealized appreciation/(depreciation) on securities, futures and foreign currency	2,334,889	(9,213,330)	3,552,429
Net Income (Loss)	(259,613)	(4,481,796)	12,946,550

INCREASE (DECREASE) IN MEMBER’S CAPITAL FROM CAPITAL TRANSACTIONS
Subscriptions	5,263,000	12,779,900	20,456,078
Redemptions	(67,565,976)	(29,340,045)	(39,674,761)
Net Increase (Decrease) in Member’s Capital Derived from Capital Transactions	(62,302,976)	(16,560,145)	(19,218,683)
Net Increase (Decrease) in Member’s Capital	(62,562,589)	(21,041,941)	(6,272,133)
Member’s Capital at Beginning of Year	162,308,934	183,350,875	189,623,008
Member’s Capital at End of Year	$99,746,345	$162,308,934	$183,350,875

The accompanying notes are an integral part of these financial statements.

Sydling WNT Master Fund LLC

Financial Highlights

For the years ended December 31, 2019, 2018 and 2017

(Expressed in U.S. Dollars)

The following represents the ratios to average member’s capital and other supplemental information for the years indicated:

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Ratio/Supplemental Data:
Ratio of net investment income/(loss) to average member’s capital [a]	(1.49)%	(1.83)%	(2.86)%
Ratio of total expenses to average member’s capital [a]	3.77%	3.70%	3.73%
Total return [b]	(0.11)%	(2.67)%	7.55%
Member’s capital at end of year	$99,746,345	$162,308,934	$183,350,875

Total return and the ratios to average member’s capital are calculated for investor’s capital taken as a whole. An individual investor’s capital may vary from these ratios and total return based on the timing of capital transactions.

a	The average member’s capital used in the above ratios are calculated by using monthly member’s capital after period-end withdrawals.
b	Total return is calculated based on a time-weighted rate of return methodology. Monthly rates of return are compounded to derive the total return reflected above. Total return is reflected after all investment-related and operating expenses.

The accompanying notes are an integral part of these financial statements.

Sydling WNT Master Fund LLC

Notes to Financial Statements

December 31, 2019, 2018 and 2017

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

The term of the Master Fund shall end upon the first to occur of the following: (i) December 31, 2037; (ii) the vote to dissolve the Fund by members owning more than 50% of the units of limited liability company interest of the Fund; (iii) the withdrawal, removal, bankruptcy or dissolution of the Member Designee; (iv) a decline in net asset value to less than $400 per unit, as such amount may be adjusted for any splits or combinations of units, as of the end of any trading day; or (v) the occurrence of any event which shall make it unlawful for the existence of the Master Fund to be continued. In addition, the Member Designee may, in its sole discretion, cause the Master Fund to dissolve if the Master Fund's aggregate net assets decline to less than $1,000,000.

The Master Fund’s investor consists exclusively of Cavendish Futures Fund LLC (the “Feeder”). The Feeder invests substantially all of its assets in the Master Fund.

Winton Capital Management Limited (the “Advisor” or “WNT”) serves as the trading advisor to the Master Fund and the Feeder.

Sydling WNT Master Fund LLC

Notes to Financial Statements (continued)

December 31, 2019, 2018 and 2017

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

The Master Fund has determined its status as an investment company and as such, follows the accounting and reporting requirements of ASC 946, Financial Services – Investment Companies.

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

FASB Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements” ("ASC 820"), defines fair value, establishes a framework for measuring fair value, and establishes a fair value hierarchy which prioritizes the inputs to valuation techniques. Fair value is the price that would be

Sydling WNT Master Fund LLC

Notes to Financial Statements (continued)

December 31, 2019, 2018 and 2017

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

All financial instruments at fair value are categorized into one of three fair value hierarchy levels, based upon the lowest level input that is significant to the financial instrument's fair value measurement in its entirety:

Level 1 – quoted market prices (unadjusted) in active markets for identical assets or liabilities.

Level 2 – valuation techniques for which all significant inputs are market observable, either directly or indirectly.

Level 3 – valuation techniques which include significant inputs that are not based on observable market data.

In August 2018, the FASB issued Accounting Standards Update 2018-13, Fair Value Measurement (Topic 820) – Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”) which introduces new fair value disclosure requirements as well as eliminates and modifies certain existing fair value disclosure requirements. ASU 2018-13 would be effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years; however, the Fund early adopted ASU 2018-13 effective December 31, 2018. The impact of the Fund’s adoption was limited to changes in the Fund’s financial statement disclosures regarding fair value, primarily those disclosures related to transfers between levels of the fair value hierarchy.

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

December 31, 2019, 2018 and 2017

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

The Master Fund considers prices for exchange-traded commodity futures, U.S. Treasuries, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) and for those contracts that are priced using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). As of and for the years ended December 31, 2019, 2018 and 2017, the Master Fund did not hold any derivative instruments for which market quotations are not readily available and which are priced by broker-dealers who derive fair values for these assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). The gross presentation of the fair value of the Master Fund’s derivatives by instrument type is shown in Note 5, “Trading Activities”.

Sydling WNT Master Fund LLC

Notes to Financial Statements (continued)

December 31, 2019, 2018 and 2017

(Expressed in U.S. Dollars)

3.	Significant Accounting Policies (continued)

d.	Fair Value Measurements (continued)

At December 31, 2019 and 2018, financial instruments recorded at fair value, consisted of the following:

ASSET TABLE

Description	Total Fair Value at December 31, 2019	Level 1	Level 2	Level 3
Investment in Securities	$84,927,113	$84,927,113	$-	$-
Futures Contracts	3,446,749	3,446,749	-	-
Total Assets	$88,373,862	$88,373,862	$-	$-

LIABILITIES TABLE

Description	Total Fair Value at December 31, 2019	Level 1	Level 2	Level 3
Futures Contracts	$5,117,104	$5,117,104	$-	$-
Total Liabilities	$5,117,104	$5,117,104	$-	$-

Net Assets and Liabilities	$83,256,758	$83,256,758	$-	$-

ASSET TABLE

Description	Total Fair Value at December 31, 2018	Level 1	Level 2	Level 3
Futures Contracts	$5,914,315	$5,914,315	$-	$-
Total Assets	$5,914,315	$5,914,315	$-	$-

LIABILITIES TABLE

Description	Total Fair Value at December 31, 2018	Level 1	Level 2	Level 3
Futures Contracts	$9,900,245	$9,900,245	$-	$-
Total Liabilities	$9,900,245	$9,900,245	$-	$-

Net Assets and Liabilities	$(3,985,930)	$(3,985,930)	$-	$-

Sydling WNT Master Fund LLC

Notes to Financial Statements (continued)

December 31, 2019, 2018 and 2017

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

Pursuant to ASC Topic 480, Distinguishing Liabilities from Equity, capital withdrawals effective December 31, 2019 and 2018 have been reflected as redemptions payable in the Statements of Financial Condition.

f.	Cash

Cash represents cash held on deposit and in segregated accounts with UBS. The Master Fund considers all cash and short term deposits with original maturity of three months or less to be cash or cash equivalents. There are no cash equivalents held as at December 31, 2019 and 2018. Cash includes the initial cash margin of $12,857,135 and $15,356,440 held by UBS against open derivative positions at December 31, 2019 and 2018, respectively. Cash includes foreign cash balances equal to $3,107,768 (cost $3,061,847) and $1,246,408 (cost $1,253,345) at December 31, 2019 and 2018, respectively.

Sydling WNT Master Fund LLC

Notes to Financial Statements (continued)

December 31, 2019, 2018 and 2017

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

The Master Fund earns interest income on 100% of the average daily equity in the Master Fund’s brokerage account at a rate equal to the monthly average 30-day U.S. Treasury bill rate. Interest income is recorded on an accrual basis.

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

December 31, 2019, 2018 and 2017

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

Tax positions with respect to tax at the Master Fund level not deemed to meet the “more-likely-than not” threshold would be recorded as a tax benefit or expense in the current year. Management has analyzed the Master Fund’s tax positions for the open tax period and has concluded that no provision is required in the Master Fund’s financial statements. The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Statements of Operations. For the years ended December 31, 2019, 2018 and 2017, the Master Fund did not incur any interest or penalties.

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

December 31, 2019, 2018 and 2017

(Expressed in U.S. Dollars)

4.	Related Party Transactions and Other Agreements (continued)

c.	Customer Agreement

For the period ended June 30, 2016, with respect to transactions in the Master Fund that are allocable to the Feeder, the Feeder paid UBS a monthly brokerage fee equal to 3.5% per year of adjusted member's capital (the "Broker Fee") allocated pro rata from the Master Fund.

During the second and third quarter of 2016, the Feeder and the Master Fund amended and restated certain agreements. The purpose of the amendments was to implement and reflect an expense neutral change in the fees paid to certain service providers to the Feeder and the Master Fund. As of July 1, 2016, the Master Fund (and indirectly the Feeder) ceased paying the Broker Fee to the Commodity Broker. In lieu of the Broker Fee, the Feeder will pay (or cause the Master Fund to pay on its behalf) an ongoing selling agent fee to UBS Financial Services Inc. (the "Selling Agent") at 3.5% per year of adjusted month-end member's capital.

In addition, the Feeder will pay or reimburse the Commodity Broker its allocable share of all actual transaction fees (including floor brokerage, exchange, clearing, give-up, user and NFA fees) estimated at approximately 0.10% of member's capital per year.

For the years ended December 31, 2019, 2018 and 2017, the Master Fund incurred brokerage commissions and trading fees of $142,278, $164,983 and $197,880. For the years ended December 31, 2019, 2018 and 2017, the Master Fund incurred selling agent fees of $4,375,630, $6,323,564 and $6,589,338 of which $296,178 and $488,753 remained payable as of December 31, 2019 and 2018.

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

All of the commodity interests owned by the Master Fund are held for trading purposes. The average number of futures contracts traded for the years ended December 31, 2019 and 2018, based on a monthly calculation, was 3,815 and 4,894, respectively.

Sydling WNT Master Fund LLC

Notes to Financial Statements (continued)

December 31, 2019, 2018 and 2017

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

December 31, 2019, 2018 and 2017

(Expressed in U.S. Dollars)

5.	Trading Activities (continued)

The following table indicated the gross fair values of derivative instruments of futures contracts as separate assets and liabilities as of December 31, 2019 and 2018.

	December 31, 2019	December 31, 2018
ASSETS
Futures Contracts
Currencies	$308,678	$492,370
Energy	723,271	1,840,834
Financials	97,797	1,941,354
Grains	134,076	1,096,951
Index	564,001	360,510
Meats	370	93,928
Metals	1,618,556	88,368
Total unrealized appreciation on open futures contracts	$3,446,749	$5,914,315

LIABILITIES
Futures Contracts
Currencies	$(889,246)	$(1,276,688)
Energy	(13,809)	(3,698,924)
Financials	(1,219,047)	(662,396)
Grains	(995,542)	(489,657)
Index	(237,530)	(753,994)
Industrials	-	(55)
Materials	(2,405)	(126,320)
Meats	(32,588)	(28,430)
Metals	(1,726,937)	(2,863,781)
Total unrealized depreciation on open futures contracts	$(5,117,104)	$(9,900,245)

Net unrealized appreciation (depreciation) on open futures contracts*	$(1,670,355)	$(3,985,930)

* These amounts are shown in “Net unrealized appreciation (depreciation) on open futures contracts” on the Statements of Financial Condition.

Sydling WNT Master Fund LLC

Notes to Financial Statements (continued)

December 31, 2019, 2018 and 2017

(Expressed in U.S. Dollars)

5.	Trading Activities (continued)

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the years ended December 31, 2019, 2018 and 2017.

	For the year ended	For the year ended	For the year ended
	December 31, 2019	December 31, 2018	December 31, 2017
	Gain (loss)	Gain (loss)	Gain (loss)
Sector	from trading	from trading	from trading
Currencies	$(44,206)	$(2,937,258)	$(8,094,229)
Energy	(4,976,047)	4,471,466	(1,673,412)
Financials	6,615,138	2,203,747	(6,136,614)
Grains	(885,767)	1,507,008	947,820
Index	5,575,320	(4,138,131)	34,497,369
Industrials	(8,932)	19,228	25,168
Materials	187,185	(194,510)	85,575
Meats	(1,960,466)	(483,477)	392,070
Metals	(2,957,621)	(1,675,674)	(1,820,801)
U.S. Treasury Bills	18,857	-	-
	$1,563,461 **	$(1,227,601)**	$18,222,946 **

** These amounts are shown in “Net Realized and Change in Unrealized Gain/(Loss) from Derivative Instruments” on the Statements of Operations.

6.	Financial Instruments Risks

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

Sydling WNT Master Fund LLC

Notes to Financial Statements (continued)

December 31, 2019, 2018 and 2017

(Expressed in U.S. Dollars)

6.	Financial Instruments Risks (continued)

include certain swaps, forwards and options contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer, or seller, of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. For the years ended December 31, 2019 and 2018, the Master Fund traded futures and U.S. Treasury Bills.

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

December 31, 2019, 2018 and 2017

(Expressed in U.S. Dollars)

7.	Subsequent Events

Management has evaluated the impact of all subsequent events on the Master Fund through March 24, 2020, the date these financial statements were available to be issued. Subsequent to year end additional subscriptions were received from the Fund totaling $576,430. Subsequent to year end redemptions were paid to the Fund totaling $3,131,188. Management has determined that there were no additional subsequent events requiring recognition or disclosure in the financial statements.

On January 30, 2020, the World Health Organization (“WHO”) declared the COVID-19 outbreak a global health emergency. On March 11, 2020, the WHO announced that COVID-19 is a pandemic. As a result of the coronavirus, many countries have required companies to limit or suspend business operations and have implemented travel restrictions. These actions have disrupted supply chains and curtailed operations of many companies around the world, including but not limited to companies in the tourism, hospitality, transportation, retail, entertainment, gaming and manufacturing sectors. In addition, many US states and municipalities have instituted restrictions or recommendations regarding interpersonal activities, such as encouraging social distancing, that have materially changed commercial activity in large parts of the US. Relatedly, in March 2020, market activity in many sectors and in many instruments is quite volatile. The Fund’s returns may be adversely affected if these developments continue for an extended period of time.

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

The Member Designee’s President and CFO have evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2019 and, based on that evaluation, the Member Designee's President and CFO have concluded that at that date the Fund’s disclosure controls and procedures were effective.

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

There were no changes in the Fund’s internal control over financial reporting during the fiscal quarter ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Fund has no officers, directors or employees and its affairs are managed by Sydling. Investment decisions are made by the Advisor.

The officers and directors of the Member Designee are Jerry Pascucci (President and Director), Daryl Dewbrey (Senior Vice President, Secretary and Director), Jennifer Magro (Chief Financial Officer and Director) and James Pellicane (Director). Each director of the Member Designee holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) UBS Alternatives LLC, as the sole member of the Member Designee. The officers of the Member Designee are designated by the Member Designee’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

The Fund has not adopted a code of ethics that applies to officers because it has no officers. In addition, the Fund has not adopted any procedures by which investors may recommend nominees to the Fund’s board of directors, and has not established an audit committee because it has no board of directors.

Item 11. Executive Compensation.

The Fund has no directors or officers. Its affairs are managed by the Member Designee, which receives compensation for its services, as set forth under “Item 1. Business.” UBS Securities, an affiliate of the Member Designee, is the commodity broker for the Fund and receives brokerage commissions and clearing fees for such services, as described under “Item 1. Business.” During the years ended December 31, 2019, 2018 and 2017, UBS Securities earned $142,278, $164,983 and $197,880, respectively, in brokerage commissions and clearing fees from the Master Fund. The Advisor earned $1,869,369, $2,701,743 and $2,815,226 in advisory fees during 2019, 2018 and 2017, respectively. The Member Designee earned $623,123, $900,581 and $938,409 in administrative fees during 2019, 2018 and 2017, respectively. The Advisor earned an incentive fee of $0, $311,386 and $0 for the years ended December 31, 2019, 2018 and 2017, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners. As of February 29, 2020, there are no beneficial owners of more than 5% of the Redeemable Units outstanding.

(b) Security ownership of management. Under the terms of the LLC Agreement, the Fund’s affairs are managed by the Member Designee. The following table indicates securities owned by management as of December 31, 2019:

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

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees. The aggregate fees billed and accrued for each of the last two fiscal years for professional services rendered by Ernst & Young LLP (“EY”) in the years ended December 31, 2019 and 201 for the audit of the Fund’s annual financial statements, review of financial statements included in the Fund’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2019	$35,900
2018	$35,900

(2) Audit-Related Fees. None

(3) Tax Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by EY for tax compliance and tax advice given in the preparation of the Fund’s Schedule K1s, the preparation of the Fund’s Form 1065 and preparation of State Tax Returns were:

2019	$66,000
2018	$60,000

(4) All Other Fees. None.

(5) Not Applicable.

(6) Not Applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)	Financial Statements:

Statements of Financial Condition of the Fund at December 31, 2019 and 2018

Statements of Operations for the years ended December 31, 2019, 2018 and 2017

Statements of Changes in Members’ Capital for the years ended December 31, 2019, 2018 and 2017

Notes to Financial Statements

(2)	Exhibits

	Exhibit 3.1		Certificate of Formation (filed as Exhibit 3.1 to the general form for registration of securities on Form 10 filed on May 29, 2014 and incorporated herein by reference).

		(a)	Certificate of Amendment of the Certificate of Formation (filed as Exhibit 3.1(a) to the general form for registration of securities on Form 10 filed on May 29, 2014 and incorporated herein by reference).

	Exhibit 3.2		Application for Authority (filed as Exhibit 3.2 to the general form for registration of securities on Form 10 filed on May 29, 2014 and incorporated herein by reference).

Exhibit 3.3		LLC Agreement (filed as Exhibit 3.3 to the general form for registration of securities on Form 10 filed on May 29, 2014 and incorporated herein by reference).

	(a)	Amended and Restated LLC Agreement (files as Exhibit 3.3 to the Current Report on Form 8-K filed on July 9, 2018 and incorporated herein by reference).

Exhibit 4.1		Description of Securities (filed herewith).

Exhibit 10.1	Customer Agreement between the Master Fund and UBS Securities (filed as Exhibit 10.1 to the general form for registration of securities on Form 10 filed on May 29, 2014 and incorporated herein by reference).

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
Date: March 30, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/Jerry Pascucci	/s/ Daryl Dewbrey	/s/ James Pellicane
Jerry Pascucci	Daryl Dewbrey	James Pellicane
President and Director	Director	Director
Sydling Futures Management LLC	Sydling Futures Management LLC	Sydling Futures Management LLC
Date: March 30, 2020	Date: March 30, 2020	Date: March 30, 2020

/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer
Sydling Futures Management LLC
Date: March 30, 2020

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

Annual Report to Members

No proxy material has been sent to Members.

29