Form 10-Q
period 2020-03-31
Cavendish Futures Fund LLC
filed 2020-05-15
CIK 1562622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of April 30, 2020, 79,186.974 Limited Liability Company Redeemable Units were outstanding.

CAVENDISH FUTURES FUND LLC

Form 10-Q

Index

		Page
		Number
PART I — Financial Information:
Item 1.	Financial Statements:

	Statements of Financial Condition at March 31, 2020 (unaudited) and December 31, 2019	3

	Statements of Operations and Changes in Members’ Capital for the three months ended March 31, 2020 and 2019 (unaudited)	4

	Notes to Financial Statements, including the Financial Statements of Sydling WNT Master Fund LLC (unaudited)	5 – 17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18 – 20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21 – 22

Item 4.	Controls and Procedures	23

PART II — Other Information		24 – 26

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

Exhibit 101.CAL — XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.LAB — XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE — XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit 101.DEF — XBRL Taxonomy Extension Definition Document.

PART I

Item 1. Financial Statements

Cavendish Futures Fund LLC

Statements of Financial Condition

	(Unaudited)
	March 31, 2020	December 31, 2019
ASSETS

Investment in Sydling WNT Master Fund LLC, at fair value	$82,484,513	$99,746,345
Cash	583,439	629,266
Receivable from Sydling WNT Master Fund LLC	3,678,661	1,504,212
Total Assets	$86,746,613	$101,879,823

LIABILITIES

Subscriptions received in advance	$440,000	$495,200
Redemptions payable	3,508,524	1,312,233
Accrued expenses:
Advisory fees	107,671	126,534
Administrative fees	35,890	42,178
Professional fees and other expenses	170,015	157,333
Total Liabilities	4,262,100	2,133,478

MEMBERS’ CAPITAL

Member Designee (25.000 Redeemable Units)	24,260	27,501
Non-managing members (84,974.027 and 90,651.372 Redeemable Units)	82,460,253	99,718,844

Total Members’ Capital	82,484,513	99,746,345
Total Liabilities and Members’ Capital	$86,746,613	$101,879,823
Members’ Capital per Redeemable Unit (based on 84,999.027 and 90,676.372 Redeemable Units)	$970.42	$1,100.03

See accompanying notes to financial statements and attached financial statements of Sydling WNT Master Fund LLC.

Cavendish Futures Fund LLC

Statements of Operations and Changes in Members’ Capital

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
INVESTMENT INCOME

Interest allocated from Sydling WNT Master Fund LLC	$379,089	$935,532

EXPENSES

Expenses allocated from Sydling WNT Master Fund LLC	871,230	1,377,479
Advisory fees	347,552	564,405
Administrative fees	115,851	188,135
Professional fees and other expenses	77,429	78,414
Total Expenses	1,412,062	2,208,433

NET INVESTMENT (LOSS)	(1,032,973)	(1,272,901)

TRADING RESULTS

Net realized gain/(loss) allocated from Sydling WNT Master Fund LLC	(15,144,486)	(7,535,820)
Net change in unrealized appreciation/(depreciation) allocated from Sydling WNT Master Fund LLC	4,608,214	7,669,827
Total Trading Results	(10,536,272)	134,007

Net income/(loss)	(11,569,245)	(1,138,894)

Subscriptions — 528.887 units of non-managing member interest	576,430	2,005,500
Redemptions — 6,206.232 units of non-managing member interest	(6,269,017)	(26,415,772)

Net increase/(decrease) in Members’ Capital	(17,261,832)	(25,549,166)

Members’ Capital, beginning of period	$99,746,345	$162,308,934

Members’ Capital, end of period	$82,484,513	$136,759,768

Net income/(loss) per Redeemable Unit*	$(129.61)	$(4.48)

Weighted average Redeemable Units outstanding	84,466.361	130,606.480

See accompanying notes to financial statements and attached financial statements of Sydling WNT Master Fund LLC.

* Represents the changes in Members' Capital per unit

Cavendish Futures Fund LLC

Notes to Financial Statements

March 31, 2020

(Unaudited)

1. General

Cavendish Futures Fund LLC (the “Fund”) is a Delaware limited liability company formed on August 7, 2012. Trading operations of the Fund commenced on February 19, 2013. The Fund’s investment objective is to achieve capital appreciation through speculative trading in U.S. and international futures, options on futures and forward markets. The Fund may also engage in swap and other derivative transactions upon approval of Sydling Futures Management LLC ("Sydling"). The Fund privately and continuously offers redeemable units of limited liability company interest in the Fund (“Redeemable Units”) to qualified investors and subscriptions are generally accepted monthly. There is no maximum number of Redeemable Units that may be sold by the Fund. The Fund invests substantially all of its assets in the Sydling WNT Master Fund LLC (“Master Fund”), also a Delaware limited liability company, which has the same investment objective as the Fund. The Master Fund’s Statements of Financial Condition, including Condensed Schedules of Investments and Statements of Operations and Changes in Member’s Capital are included herein. The percentage of the Master Fund’s capital owned by the Fund at March 31, 2020 and December 31, 2019 was 100%. The performance of the Fund is directly affected by the performance of the Master Fund.

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

Sydling, on behalf of the Fund, has entered into a selling agreement appointing UBS Financial Services Inc. ("UBS Financial Services") as selling agent to the Fund.

The Master Fund has entered into a customer agreement appointing UBS Securities LLC ("UBS Securities") as commodity broker to the Master Fund.

The Fund pays (or causes the Master Fund to pay on its behalf) an ongoing selling agent fee to UBS Financial Services equal to 3.5% per year of the adjusted month-end net assets of the Fund.

BNY Mellon Investment Servicing (US) Inc. serves as administrator of the Fund (the "Administrator").

Winton Capital Management Limited (the “Advisor”) serves as the trading advisor to the Fund and the Master Fund.

Sydling and each Member share in the profits and losses of the Fund in proportion to the amount of limited liability company interest owned by each except that no Member shall be liable for obligations of the Fund in excess of such member's capital contribution and profits, if any, net of distributions and losses, if any.

Management has evaluated relevant conditions and events, which are known and reasonably knowable, and has determined that there are no conditions and events that raise substantial doubt about the Fund's ability to continue as a going concern.

The accompanying financial statements and notes are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read in conjunction with the financial statements and notes included in the Fund’s Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (the “SEC”).

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

The Master Fund’s Statements of Financial Condition and Condensed Schedules of Investments as of March 31, 2020 and December 31, 2019 and Statements of Operations and Changes in Member’s Capital for the three months ended March 31, 2020 and 2019 are presented below:

Sydling WNT Master Fund LLC

Statements of Financial Condition

	(Unaudited)
	March 31, 2020	December 31, 2019
ASSETS

Investment in U.S. Treasury Bills, at fair value (cost $82,712,901 and $84,907,799, respectively)	$82,986,968	$84,927,113
Cash (including restricted cash of $0 and $12,857,135, respectively)	680,802	18,296,632
Net unrealized appreciation on open futures contracts	2,683,106	—
Interest receivable	101,578	49,207
Total Assets	$86,452,454	$103,272,952

LIABILITIES AND MEMBER'S CAPITAL

Net unrealized depreciation on open futures contracts	$—	$1,670,355
Redemptions payable	3,678,661	1,504,212
Accrued expenses:
Selling agent fees	252,044	296,178
Professional fees and other expenses	37,236	55,862
Total Liabilities	3,967,941	3,526,607

MEMBER’S CAPITAL

Member's Capital	82,484,513	99,746,345
Total Liabilities and Member’s Capital	$86,452,454	$103,272,952

Sydling WNT Master Fund LLC

Condensed Schedule of Investments

March 31, 2020

(Unaudited)

			Percent of
Number of			Member’s
Contracts		Fair Value	Capital
	FUTURES CONTRACTS OWNED
70	CURRENCIES	$(66,665)	(0.08)%
1,016	FINANCIALS	720,567	0.87%
98	GRAINS	(251,323)	(0.30)%
22	INDEX	107,619	0.13%
247	METALS	(2,314,576)	(2.81)%
	TOTAL FUTURES CONTRACTS OWNED	(1,804,378)	(2.19)%

	FUTURES CONTRACTS SOLD
(401)	CURRENCIES	450,861	0.54%
(307)	ENERGY	863,768	1.05%
(267)	FINANCIALS	(166,900)	(0.20)%
(666)	GRAINS	(171,198)	(0.21)%
(145)	INDEX	(292,570)	(0.35)%
(50)	MATERIALS	315,560	0.38%
(128)	MEATS	163,265	0.20%
(544)	METALS	3,324,698	4.03%
	TOTAL FUTURES CONTRACTS SOLD	4,487,484	5.44%
	TOTAL FUTURES CONTRACTS	2,683,106	3.25%
	U.S. GOVERNMENT SECURITIES
	U.S. TREASURY BILLS, 1.775%, DUE 1/23/2020 (COST, $82,712,901)	82,986,968	100.61%
	OTHER ASSETS IN EXCESS OF OTHER LIABILITIES	(3,185,561)	(3.86)%
	TOTAL MEMBER’S CAPITAL	$82,484,513	100.00%

Percentages shown represent a percentage of member’s capital as of March 31, 2020.

Sydling WNT Master Fund LLC

Condensed Schedule of Investments

December 31, 2019

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

Sydling WNT Master Fund LLC

Statements of Operations and Changes in Member’s Capital

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
INVESTMENT INCOME

Interest income	$379,089	$935,532

EXPENSES

Clearing and transaction fees	33,801	34,004
Selling agent fees	813,554	1,321,026
Professional fees	23,875	22,449
Total Expenses	871,230	1,377,479

NET INVESTMENT (LOSS)	(492,141)	(441,947)

NET REALIZED AND UNREALIZED GAIN/(LOSS) FROM DERIVATIVE INSTRUMENTS AND SECURITIES

Net realized gain/(loss) on futures and foreign currency	(15,144,486)	(7,535,820)
Net change in unrealized appreciation/(depreciation) on futures and foreign currency	4,353,461	7,669,827
Net change in unrealized appreciation/(depreciation) on securities	254,753	—
Net Realized and Change in Unrealized Gain/(Loss) from Derivative Instruments and Securities	(10,536,272)	134,007

Net income/(loss)	(11,028,413)	(307,940)

INCREASE/(DECREASE) IN MEMBER’S CAPITAL FROM CAPITAL TRANSACTIONS

Subscriptions	576,430	2,005,500
Redemptions	(6,809,849)	(27,246,726)

Net Increase in Member’s Capital Derived from Capital Transactions	(6,233,419)	(25,241,226)
Net Increase in Member’s Capital	(17,261,832)	(25,549,166)
Member’s Capital, Beginning of Period	99,746,345	162,308,934
Member’s Capital, End of Period	$82,484,513	$136,759,768

2.	Financial Highlights

Changes in the net asset value per Redeemable Unit for the three months ended March 31, 2020 and 2019 are as follows:

Financial Highlights of the Fund:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Per share operating performance: (a)
Members’ capital per Redeemable Unit, beginning of period	$1,100.03	$1,126.62
Income/(loss) from investment operations:
Net investment (loss) including incentive fee	(11.51)	(9.36)
Net realized and unrealized gain/(loss) from investment activities	(118.10)	4.88
Total from investment operations	(129.61)	(4.48)
Members’ capital per Redeemable Unit, end of period	$970.42	$1,122.14

Ratio/Supplemental Data: (b)
Ratio of net investment (loss) to average Members’ capital	(4.45)%	(3.47)%
Ratio of total expenses to average Members’ capital	6.09%	6.02%
Ratio of incentive fee to average Members’ capital	—%	—%
Ratio of total expenses and incentive fee to average Members’ capital	6.09%	6.02%

Total return before incentive fee (c)	(11.78)%	(0.40)%
Incentive fee	—%	—%
Total return after incentive fee	(11.78)%	(0.40)%

Members’ capital at end of period	$82,484,513	$136,759,768

Total return and the ratios to average Member’s capital are calculated for investor’s capital taken as a whole. An individual investor’s capital may vary from these ratios and total return based on the timing of capital transactions.

(a)	Per share operating performance is calculated on a monthly basis by dividing each line item by the outstanding units at month-end prior to the reduction of redeemed units.
(b)	The ratios to average Members’ capital are annualized. The average Members’ capital used in the above ratios is an average of each month-end Members’ capital during the period. Ratios include the Fund's share of income and expense allocated from the Master Fund.
(c)	Total return assumes a purchase of an interest in the Fund at the beginning of the period and a sale of the interest on the last day of the period noted. Total return is reflected after all investment-related and operating expenses, including the Advisory and Administrative fees. Total return is not annualized.

Financial Highlights of the Master Fund:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Ratio/Supplemental Data: (a)
Ratio of net investment loss to average member’s capital	(2.12)%	(1.21)%
Ratio of total expenses to average member’s capital	3.76%	3.76%
Total return (b)	(11.27)%	0.15%
Member’s capital at end of period	$82,484,513	$136,759,768

Total return and the ratios to average Member’s capital are calculated for investor’s capital taken as a whole. An individual investor’s capital may vary from these ratios and total return based on the timing of capital transactions.

(a)	The ratios to average Member’s capital are annualized. The average Member’s capital used in the above ratios is an average of each month-end member's capital during the period.
(b)	Total return is calculated based on a time-weighted rate of return methodology. Monthly rates of return are compounded to derive the total return reflected above. Total return is reflected after all investment-related and operating expenses. Total return is not annualized.

3.	Trading Activities

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

All of the commodity interests owned by the Master Fund are held for trading purposes. The average number of futures contracts traded for the three months ended March 31, 2020 and 2019, based on a monthly calculation, was 4,238 and 3,804, respectively.

The following tables indicate the gross fair values of derivative instruments of the Master Fund's futures contracts as separate assets and liabilities as of March 31, 2020 and December 31, 2019.

	March 31, 2020	December 31, 2019
ASSETS
Futures Contracts
Currencies	$838,646	$308,678
Energy	901,047	723,271
Financials	1,136,538	97,797
Grains	292,997	134,076
Index	108,269	564,001
Materials	315,560	—
Meats	193,390	370
Metals	1,716,381	1,618,556
Total unrealized appreciation on open futures contracts	$5,502,828	$3,446,749

LIABILITIES
Futures Contracts
Currencies	$(454,451)	$(889,246)
Energy	(37,278)	(13,809)
Financials	(582,871)	(1,219,047)
Grains	(715,518)	(995,542)
Index	(293,220)	(237,530)
Materials	—	(2,405)
Meats	(30,125)	(32,588)
Metals	(706,259)	(1,726,937)
Total unrealized depreciation on open futures contracts	$(2,819,722)	$(5,117,104)

Net unrealized appreciation (depreciation) on open futures contracts*	$2,683,106	$(1,670,355)

* These amounts are presented as Net unrealized appreciation or (depreciation) on open futures contracts on the Master Fund’s Statements of Financial Condition.

The following table indicates the trading gains and losses, by market sector, on the Master Fund's derivative instruments for the three months ended March 31, 2020 and 2019.

Sector	Three months ended March 31, 2020 Gain/(loss) from trading	Three months ended March 31, 2019 Gain/(loss) from trading
Currencies	$(1,646,019)	$(672,746)
Energy	(1,802,501)	(3,238,998)
Financials	1,606,460	1,609,212
Grains	(1,118,539)	1,940,252
Index	(9,358,674)	1,592,555
Industrials	—	(8,932)
Materials	309,645	(101,590)
Meats	640,908	(397,501)
Metals	577,695	(588,245)
U.S. Treasury Bills	254,753	—
	$(10,536,272)**	$134,007 **

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

The Master Fund considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) and for those contracts that are priced using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). As of and for the periods ended March 31, 2020 and December 31, 2019, the Master Fund did not hold any derivative instruments for which market quotations are not readily available and which are priced by broker-dealers who derive fair values for these assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

The following is a summary of the Master Fund’s investments at fair value. The inputs or methodology used for valuing derivative instruments are not necessarily an indication of the risk associated with investing in those derivative instruments.

ASSET TABLE (Unaudited)

Description	Total Fair Value at March 31, 2020	Level 1	Level 2	Level 3
U.S. Treasury bills	$82,986,968	$82,986,968	$-	$-
Futures Contracts	5,502,828	5,502,828	-	-
Total Assets	$88,489,796	$88,489,796	$-	$-

LIABILITIES TABLE (Unaudited)

Description	Total Fair Value at March 31, 2020	Level 1	Level 2	Level 3
Futures Contracts	$2,819,722	$2,819,722	$-	$-
Total Liabilities	$2,819,722	$2,819,722	$-	$-
Net Assets and (Liabilities)	$85,670,074	$85,670,074	$-	$-

ASSET TABLE

Description	Total Fair Value at December 31, 2019	Level 1	Level 2	Level 3
U.S. Treasury bills	$84,927,113	$84,927,113	$-	$-
Futures Contracts	3,446,749	3,446,749	-	-
Total Assets	$88,373,862	$88,373,862	$-	$-

LIABILITIES TABLE

Description	Total Fair Value at December 31, 2019	Level 1	Level 2	Level 3
Future Contracts	$5,117,104	$5,117,104	$-	$-
Total Liabilities	$5,117,104	$5,117,104	$-	$-
Net Assets and (Liabilities)	$83,256,758	$83,256,758	$-	$-

5.	Financial Instrument Risks

In the normal course of business, the Master Fund is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include futures, forwards and options on futures whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility ("SEF"), or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forward and options contracts. OTC contracts are negotiated between contracting parties and include certain forward, option and swap contracts. Certain swap contracts may also be traded on a SEF. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer, or seller, of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded or SEF traded instruments because of the greater risk of default by the counterparty to an OTC contract. For the three months ended March 31, 2020 and 2019 the Master Fund traded futures contracts and U.S. Treasury bills.

The risk to the Members that have purchased interests in the Master Fund is limited to the amount of their capital contributions to the Master Fund and their share of the Master Fund’s assets and undistributed profits. This limited liability is a consequence of the organization of the Master Fund as a limited liability company under applicable law.

Market risk is the potential for changes in the value of the financial instruments traded by the Master Fund due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The Master Fund is exposed to a market risk equal to the value of U.S. Treasury bills and futures contracts purchased and unlimited liability on such contracts sold short.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Master Fund’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Master Fund has credit risk and concentration risk because the sole counterparty or broker with respect to the Master Fund’s assets is UBS Securities or a UBS affiliate. Credit risk with respect to exchange-traded instruments is reduced to the extent that through UBS Securities, the Master Fund’s counterparty is an exchange or clearing organization. Futures contracts are conducted through regulated exchanges which have margin requirements, and are settled in cash on a daily basis, thereby minimizing credit risk. The Fund posted securities as collateral with a fair value of $6,392,710 in connection with margin requirements as of March 31, 2020.

6.	Significant Accounting Policies

The Fund’s and the Master Fund’s accounting policies are the same and are consistent with the accounting policies in the Fund’s financial statements on Form 10-K for the year ended December 31, 2019.

The Fund and the Master Fund have determined their status as investment companies and as such, follow the accounting and reporting requirements of Accounting Standards Codification (“ASC”) 946, Financial Services – Investment Companies.

Statement of Cash Flows. The Fund is not required to provide a Statement of Cash Flows in accordance with ASC 230 – Statement of Cash Flows.

Investment in Master Fund. The Fund records its investment in the Master Fund at fair value and is represented by the Fund’s proportionate interest in the capital of the Master Fund at March 31, 2020 and December 31, 2019. Valuation of securities held by the Master Fund is discussed in the Notes to the Master Fund’s financial statements on Form 10-K for the year ended December 31, 2019. The Fund records its pro rata share of the Master Fund’s income, expenses and realized and unrealized gains and losses. The performance of the Fund is directly attributable to the performance of the Master Fund. The Fund records its subscription and withdrawal of the capital account related to its investment in the Master Fund on the transaction date. The Master Fund will adjust the capital account of the Fund. Brokerage, clearing and transaction fees are incurred by the Master Fund and are reflected in the pro rata allocation received by the Fund from the Master Fund.

Subscriptions Received in Advance. Subscriptions received in advance represent amounts paid by the non-managing Members for a percentage ownership into the Fund which have not yet been added as Members’ capital as of March 31, 2020 and December 31, 2019. The amount paid is held as cash in the Fund’s escrow account and represents the majority of the cash on the Fund’s Statements of Financial Condition.

Redemptions Payable. Pursuant to ASC Topic 480, Distinguishing Liabilities from Equity, capital withdrawals effective March 31, 2020 and December 31, 2019 have been reflected as redemptions payable in the Statements of Financial Condition.

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

Tax positions with respect to tax at the Master Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. Sydling has analyzed the Master Fund’s tax positions for the open tax period and has concluded that no provision is required in the Master Fund’s financial statements. The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in its Statements of Operations and Changes in Member’s Capital. For the periods ended March 31, 2020 and December 31, 2019, the Master Fund did not incur any interest or penalties.

The Master Fund earns interest income on 100% of the average daily equity in the Master Fund's brokerage account at a rate equal to the monthly average 30-day U.S. Treasury bill rate. Beginning June 1, 2019, the Master Fund placed the majority of its cash in U.S. Treasury bills. The Master Fund receives 100% of the interest earned on U.S. Treasury bills.

7.	Subsequent Events

Sydling has evaluated the impact of all subsequent events on the Fund through the date of the filing. Subsequent to March 31, 2020, additional subscriptions were received from the non-managing Members totaling $450,000. Subsequent to March 31, 2020, redemptions of $6,012,276 will be paid to the non-managing Members. Sydling has determined that there were no additional subsequent events requiring recognition or disclosure in the financial statements.

On January 30, 2020, the World Health Organization (“WHO”) declared the COVID-19 outbreak a global health emergency.   On March 11, 2020, the WHO announced that COVID-19 is a pandemic.  As a result of the coronavirus, many countries have required companies to limit or suspend business operations and have implemented travel restrictions. These actions have disrupted supply chains and curtailed operations of many companies around the world, including but not limited to companies in the tourism, hospitality, transportation, retail, entertainment, gaming and manufacturing sectors.  In addition, many U.S. states and municipalities have instituted restrictions or recommendations regarding interpersonal activities, such as encouraging social distancing, that have materially changed commercial activity in large parts of the U.S.  Market activity in many sectors and in many instruments is quite volatile.  The Fund’s returns may be adversely affected if these developments continue for an extended period of time.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Fund does not engage in sales of goods or services. Its only assets are its investment in the Master Fund, cash and receivables from the Master Fund. The Master Fund does not engage in the sale of goods or services. The Master Fund’s only assets are its equity in its trading accounts, consisting of cash, net unrealized appreciation/(depreciation) on open futures contracts, interest receivable and U.S. Treasury bills. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Fund, through its investment in the Master Fund. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the first quarter of 2020.

For the three months ended March 31, 2020 and 2019, the Master Fund’s average margin to equity ratio was 10.39% and 7.63%, respectively.

The Fund’s capital consists of the capital contributions of the Members as increased or decreased by income/(loss) from its investment in the Master Fund and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2020, the Fund’s capital decreased 17.31% from $99,746,345 to $82,484,513. This decrease was attributable to a net loss from operations of $11,569,245 coupled with redemptions of Redeemable Units resulting in an outflow of $6,269,017, which was partially offset by subscriptions for Redeemable Units totaling $576,430. Future redemptions from the Fund could impact the amount of funds available for investment in the Master Fund in subsequent periods.

The Master Fund’s capital consists of the capital contributions of the investors of the Master Fund as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, withdrawals of interest from the Master Fund and distributions of profits, if any.

For the three months ended March 31, 2020, the Master Fund’s capital decreased 17.31% from $99,746,345 to $82,484,513. This decrease was attributable to a loss from operations of $11,028,413 coupled with the withdrawal of interest in the Master Fund resulting in an outflow of $6,809,849, which was partially offset by subscriptions for interest in the Master Fund totaling $576,430. Future withdrawals from the Master Fund can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

Results of Operations

During the Fund’s first quarter of 2020, the net asset value per Redeemable Unit decreased 11.78% from $1,100.03 to $970.42. The Fund, for its own account, through its investment in the Master Fund, experienced a net trading loss before brokerage fees and related fees in the first quarter of 2020 of $10,536,272. Losses were primarily attributable to the Master Fund’s trading of commodity futures in indices, currencies, energy, softs and non-U.S. interest rates and were partially offset by gains in U.S. interest rates, metals, livestock and grains.

The Fund was positioned long several global equity Indices coming into the quarter. These included S&P 500, Dow Jones Industrial Average, CAC 40, DAX and major Asian indices. In January 2020, as COVID-19 started to threaten global growth, global equities started to fall. The Fund continued to be long global equity indices in January and February although risk gradually declined. In March, the Fund was initially long global equity indices but reversed to short positions in Asian, European and U.S. indices. These long positions in global equity indices during most of the quarter contributed to losses as global equities fell sharply. The Fund was short Russell 2000 in the quarter which generated gains to offset some of the losses.

In currencies, U.S. dollar performance was mixed against notable currencies during the quarter. As fears of COVID-19 spreading into the U.S. rose in February 2020, the U.S. dollar moved meaningfully against several developed, as well as, emerging market currencies. In mid-March 2020, as Federal Reserve announced that it is lowering interest rates to near zero in response to deteriorating economy, the U.S. dollar rebounded. The Fund experienced most of the losses in currencies in March 2020. Long positions in Mexican Peso and British Pound were the main drivers of losses. The Fund was short Australian Dollar which was profitable and offset some of the losses.

Interest Rates broadly generated gains during the quarter. Within the asset class, U.S. interest rate exposures were profitable while non-U.S. rates detracted. Main drivers of gains in U.S. interest rates were long exposures in U.S. Ultra bond, 30 year and 10 year treasuries. As U.S. treasury yields across the curve broadly declined during the course of the quarter, these exposures generated gains. The Fund was short U.S. 2 year and 5 year treasuries that generated losses as their yields fell. Overseas, the Fund had losses driven mostly from long Euribor exposure.

Grains, including softs, generated losses in the quarter. Losses were driven by long coffee and short sugar exposures as their trends reversed in the quarter. Cotton and corn prices declined in the quarter and the generated gains on the Fund's short positions. Livestock was a contributor in the quarter. The Fund was short live cattle and lean hogs. As COVID-19 spread in the U.S. triggering lockdowns, demand for meats fell as consumers stayed away from restaurants. As a result, livestock prices declined.

Metals generated gains in the quarter. Several base metal prices declined as global economies ground to a near halt due to COVID-19. The Fund was short aluminum and zinc that generated gains. It was long copper that generated modest losses. Within precious metals the Fund was long gold that generated gains but had small losses from its short silver positions.

Energy was a detractor in the quarter. Coming into the quarter, the Fund was generally positioned long Brent crude and unleaded RBOB. As global economies slowed, demand for energy started to decline rapidly and the Fund experienced losses from those positions. During the quarter, the Fund reversed those positions and ultimately shorted them and recovered some of the losses. At the same time, the Fund was short natural gas and WTI which generated gains as their prices declined.

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

Crude and petroleum product prices sharply rose as the U.S. Energy Information Administration reported a decline in shale output in March. The number of oil rigs in the U.S. continued to decline for the sixth week in a row. Apart from the decline in U.S. production, there were outages in Venezuela, Iran and coordinated cuts from the Organization of the Petroleum Exporting Countries ("OPEC") nations and Russia. The Fund had come into the new year with high conviction short positions in crude and petroleum markets and rotated them to longs mostly by March. U.S. natural gas, in which the fund held longs, drifted lower as gas injection to storage was higher than the historical average.

European and Japanese government bonds futures ranked among the top contributors this quarter. In fact, most developed market bonds were positive, which can be attributed to the U.S. Federal Reserve's (the "Fed") plan to put rate hikes 'on hold' this year. The Fed also pledged to slow down its balance sheet reduction and stop it completely by September. The European Central Bank announced a new series of easing to preserve bank lending conditions, while maintaining its benchmark rate. Other major central banks were also dovish in their respective policy meetings in March, which supported local bond and interest rate futures.

Longs in the S&P 500 were the best performers for the quarter. U.S. equities essentially emerged from a difficult fourth quarter of 2018, as a dovish turn in the Fed's direction and increased hopes of a U.S.-China trade deal provided strength. Having come into this period with few long positions, the Fund more than doubled its exposures in the equity index sector.

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

Interest income on 100% of the average daily equity maintained in cash in the Master Fund’s brokerage account with UBS Securities was earned at a 30-day U.S. Treasury bill rate. Beginning June 1, 2019, the Master Fund put the majority of its cash in U.S. Treasury bills. The Master Fund receives 100% of the interest earned on U.S. Treasury bills.

Interest income for the three months ended March 31, 2020 decreased by $556,443, as compared to the corresponding period in 2019. The decrease in interest income was primarily due to lower assets under management during the three months ended March 31, 2020 as compared to the corresponding period in 2019.

Clearing and transaction fees are based on the number of round turns made in the Master Fund's account. Clearing and transaction fees of the Master Fund for the three months ended March 31, 2020 and 2019 were $33,801 and $34,004. The decrease in clearing and transaction fees for the three months ended March 31, 2020 as compared to the corresponding period in 2019 is a result of a decrease in the number of futures contracts traded in the three months ended March 31, 2020 as compared to the corresponding period in 2019.

Ongoing selling agent fees are calculated as a percentage of the Fund's capital account balance at the Master Fund as of the end of each month and are affected by trading performance, subscriptions and redemptions.

Ongoing selling agent fees of the Fund for the three months ended March 31, 2020 and 2019 were $813,554 and $1,321,026, respectively. The decrease in selling agent fees in the three months ended March 31, 2020 as compared to the corresponding period in 2019 is due to a decrease in the Fund's average capital account balance at the Master Fund.

Advisory fees are calculated as a percentage of the Fund’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions.

Advisory fees of the Fund for the three months ended March 31, 2020 and 2019 were $347,552 and $564,405, respectively. The calculation of advisory fees for the three months ended March 31, 2020 and 2019 was based on a monthly average net asset value of $92,680,642 and $150,507,929, respectively. The decrease in advisory fees for the three months ended March 31, 2020 as compared to the corresponding period in 2019 is due to a decrease in the average net assets.

Administrative fees are paid to Sydling for administering the business and affairs of the Fund. Sydling pays a portion of the administrative fee to the Administrator. These fees are calculated as a percentage of the Fund’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions.

Administrative fees of the Fund for the three months ended March 31, 2020 and 2019 were $115,851 and $188,135, respectively. The calculation of administrative fees for the three months ended March 31, 2020 and 2019 was based on a monthly average net asset value of $92,680,642 and $150,507,929, respectively. The decrease in administrative fees for the three months ended March 31, 2020 as compared to the corresponding period in 2019 is due to a decrease in the average net assets.

Incentive fees to the Advisor are based on the new trading profits generated by the Advisor, paid at the end of each quarter, as defined in the Trading Advisory Agreement among the Master Fund, the Fund, Sydling and the Advisor. There were no incentive fees earned during the three months ended March 31, 2020 or 2019.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master Fund’s open positions by market category as of March 31, 2020 and December 31, 2019, and the highest, lowest and average value during the three months ended March 31, 2020 and the twelve months ended December 31, 2019. All open position trading risk exposures of the Master Fund have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

As of March 31, 2020, the Master Fund’s total capitalization was $82,484,513, and the Fund owned 100% of the Master Fund. The Fund invests substantially all of its assets in the Master Fund. The Master Fund’s Value at Risk as of March 31, 2020 was as follows:

			Three Months ended March 31, 2020 (unaudited)
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$989,719	1.20%	$2,706,895	$986,625	$2,097,774
Energy	$558,049	0.68%	$1,431,251	$511,695	$883,432
Grains	$921,255	1.12%	$1,612,136	$921,255	$1,229,677
Index	$661,029	0.80%	$2,212,293	$414,079	$1,611,068
Interest Rate Non-U.S.	$1,001,635	1.23%	$1,336,091	$956,240	$1,147,951
Interest Rate U.S.	$491,253	0.60%	$1,673,997	$491,253	$1,181,361
Livestock	$268,719	0.32%	$268,719	$44,499	$109,713
Metals	$877,537	1.06%	$1,691,434	$735,432	$1,178,940
Softs	$613,513	0.74%	$885,009	$580,442	$706,234
Total	$6,392,710	7.75%

*Average daily Value at Risk.

** Due to rounding

As of December 31, 2019, the Master Fund’s total capitalization was $99,746,345 and the Fund owned 100% of the Master Fund. The Fund invests substantially all of its assets in the Master Fund. The Master Fund’s Value at Risk as of December 31, 2019 was as follows:

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

Sydling’s President and CFO have evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2020 and, based on that evaluation, Sydling’s President and CFO have concluded that, at that date, the Fund’s disclosure controls and procedures were effective.

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

There were no changes in the Fund’s internal control over financial reporting process during the fiscal quarter ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material changes to the discussion set forth under Item 3. “Legal Proceedings” in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. There are no material legal proceedings pending against the Fund and Sydling.

Item 1A.	Risk Factors

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2020, there were additional subscriptions of 528.887 Redeemable Units totaling $576,430. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, Sydling relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used for the trading of commodity interests, including futures and option contracts.

The following chart sets forth the purchases of Redeemable Units by the Fund.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2020 – January 31, 2020	1,550.681	$1,088.04	N/A	N/A
February 1, 2020 – February 29, 2020	1,040.081	$1,031.93	N/A	N/A
March 1, 2020 – March 31, 2020	3,615.470	$970.42	N/A	N/A
Total	6,206.232	$1,030.13

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

CAVENDISH FUTURES FUND LLC
(Registrant)

By:	Sydling Futures Management LLC

By:	/s/ Jerry Pascucci
Jerry Pascucci
President and Director

Date:	May 15, 2020