Form 10-Q
period 2020-06-30
Cavendish Futures Fund LLC
filed 2020-08-17
CIK 1562622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

1285 Avenue of the Americas, 8th Floor

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

As of July 31, 2020, 66,388.338 Limited Liability Company Redeemable Units were outstanding.

CAVENDISH FUTURES FUND LLC

Form 10-Q

Index

		Page
		Number
PART I — Financial Information:
Item 1.	Financial Statements:

	Statements of Financial Condition at June 30, 2020 (unaudited) and December 31, 2019	3

	Statements of Operations and Changes in Members’ Capital for the three and six months ended June 30, 2020 and 2019 (unaudited)	4

	Notes to Financial Statements, including the Financial Statements of Sydling WNT Master Fund LLC (unaudited)	5 – 18

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19 – 22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23 – 24

Item 4.	Controls and Procedures	25

PART II — Other Information		26 – 28

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

Exhibit 101.CAL — XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.LAB — XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE — XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit 101.DEF — XBRL Taxonomy Extension Definition Document.

PART I

Item 1. Financial Statements

Cavendish Futures Fund LLC

Statements of Financial Condition

	(Unaudited) June 30, 2020	December 31, 2019
ASSETS

Investment in Sydling WNT Master Fund LLC, at fair value	$58,726,893	$99,746,345
Cash	182,912	629,266
Receivable from Sydling WNT Master Fund LLC	2,234,802	1,504,212
Total Assets	$61,144,607	$101,879,823

LIABILITIES

Subscriptions received in advance	$—	$495,200
Redemptions payable	2,105,769	1,312,233
Accrued expenses:
Advisory fees	76,168	126,534
Administrative fees	25,389	42,178
Professional fees and other expenses	210,388	157,333
Total Liabilities	2,417,714	2,133,478

MEMBERS’ CAPITAL

Member Designee (25.000 Redeemable Units)	21,203	27,501
Non-managing members (69,217.398 and 90,651.372 Redeemable Units)	58,705,690	99,718,844

Total Members’ Capital	58,726,893	99,746,345
Total Liabilities and Members’ Capital	$61,144,607	$101,879,823
Members’ Capital per Redeemable Unit (based on 69,242.398 and 90,676.372 Redeemable Units)	$848.13	$1,100.03

See accompanying notes to financial statements and attached financial statements of Sydling WNT Master Fund LLC.

Cavendish Futures Fund LLC

Statements of Operations and Changes in Members’ Capital

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
INVESTMENT INCOME

Interest allocated from Sydling WNT Master Fund LLC	$238,925	$806,078	$618,014	$1,741,610

EXPENSES

Expenses allocated from Sydling WNT Master Fund LLC	671,995	1,199,531	1,543,225	2,577,010
Advisory fees	267,518	485,495	615,070	1,049,900
Administrative fees	89,172	161,832	205,023	349,967
Professional fees and other expenses	77,516	77,919	154,945	156,333
Total Expenses	1,106,201	1,924,777	2,518,263	4,133,210

NET INVESTMENT (LOSS)	(867,276)	(1,118,699)	(1,900,249)	(2,391,600)

TRADING RESULTS

Net realized gain/(loss) allocated from Sydling WNT Master Fund LLC	(4,257,336)	(1,287,579)	(19,401,822)	(8,823,399)
Net change in unrealized appreciation/(depreciation) allocated from Sydling WNT Master Fund LLC	(4,282,657)	(735,293)	325,557	6,934,534
Total Trading Results	(8,539,993)	(2,022,872)	(19,076,265)	(1,888,865)

Net income/(loss)	(9,407,269)	(3,141,571)	(20,976,514)	(4,280,465)

Subscriptions — 463.833, 1,027.501, 992.720 and 2,820.880 units of non-managing member interest, respectively	450,000	1,158,000	1,026,430	3,163,500
Redemptions — 16,220.463, 22,129.878, 22,426.695 and 46,116.493 units of non-managing member interest, respectively	(14,800,351)	(24,681,210)	(21,069,368)	(51,096,982)

Net increase/(decrease) in Members’ Capital	(23,757,620)	(26,664,781)	(41,019,452)	(52,213,947)

Members’ Capital, beginning of period	$82,484,513	$136,759,768	$99,746,345	$162,308,934

Members’ Capital, end of period	$58,726,893	$110,094,987	$58,726,893	$110,094,987

Net income/(loss) per Redeemable Unit*	$(122.29)	$(29.62)	$(251.90)	$(34.11)

Weighted average Redeemable Units outstanding	75,042.288	110,926.207	84,303.995	123,866.925

See accompanying notes to financial statements and attached financial statements of Sydling WNT Master Fund LLC.

* Represents the changes in Members' Capital per unit

Cavendish Futures Fund LLC

Notes to Financial Statements

June 30, 2020

(Unaudited)

1. General

Cavendish Futures Fund LLC (the “Fund”) is a Delaware limited liability company formed on August 7, 2012. Trading operations of the Fund commenced on February 19, 2013. The Fund’s investment objective is to achieve capital appreciation through speculative trading in U.S. and international futures, options on futures and forward markets. The Fund may also engage in swap and other derivative transactions upon approval of Sydling Futures Management LLC ("Sydling"). The Fund privately and continuously offers redeemable units of limited liability company interest in the Fund (“Redeemable Units”) to qualified investors and subscriptions are generally accepted monthly. There is no maximum number of Redeemable Units that may be sold by the Fund. The Fund invests substantially all of its assets in the Sydling WNT Master Fund LLC (“Master Fund”), also a Delaware limited liability company, which has the same investment objective as the Fund. The Master Fund’s Statements of Financial Condition, including Condensed Schedules of Investments and Statements of Operations and Changes in Member’s Capital are included herein. The percentage of the Master Fund’s capital owned by the Fund at June 30, 2020 and December 31, 2019 was 100%. The performance of the Fund is directly affected by the performance of the Master Fund.

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

The Master Fund’s Statements of Financial Condition and Condensed Schedules of Investments as of June 30, 2020 and December 31, 2019 and Statements of Operations and Changes in Member’s Capital for the three and six months ended June 30, 2020 and 2019 are presented below:

Sydling WNT Master Fund LLC

Statements of Financial Condition

	(Unaudited)
	June 30, 2020	December 31, 2019
ASSETS

Investment in U.S. Treasury Bills, at fair value (cost $49,987,542 and $84,907,799, respectively)	$49,984,292	$84,927,113
Cash (including restricted cash of $0 and $12,857,135, respectively)	12,527,371	18,296,632
Interest receivable	1,203	49,207
Total Assets	$62,512,866	$103,272,952

LIABILITIES AND MEMBER'S CAPITAL

Net unrealized depreciation on open futures contracts	$1,322,234	$1,670,355
Redemptions payable	2,234,802	1,504,212
Accrued expenses:
Selling agent fees	178,325	296,178
Professional fees and other expenses	50,612	55,862
Total Liabilities	3,785,973	3,526,607

MEMBER’S CAPITAL

Member's Capital	58,726,893	99,746,345
Total Liabilities and Member’s Capital	$62,512,866	$103,272,952

Sydling WNT Master Fund LLC

Condensed Schedule of Investments

June 30, 2020

(Unaudited)

			Percent of
Number of			Member’s
Contracts		Fair Value	Capital
	FUTURES CONTRACTS OWNED
92	CURRENCIES	$(76,540)	(0.13)%
1	ENERGY	(101)	(0.00)%
2,054	FINANCIALS	578,566	0.99%
86	GRAINS	(166,430)	(0.28)%
4	INDEX	11,732	0.02%
3	MEATS	(1,225)	(0.00)%
208	METALS	459,270	0.78%
	TOTAL FUTURES CONTRACTS OWNED	805,272	1.38%

	FUTURES CONTRACTS SOLD
(253)	CURRENCIES	274,813	0.46%
(368)	ENERGY	(469,789)	(0.80)%
(36)	FINANCIALS	(387)	(0.00)%
(545)	GRAINS	(40,985)	(0.07)%
(243)	INDEX	(45,267)	(0.08)%
(44)	MATERIALS	(31,170)	(0.05)%
(15)	MEATS	19,820	0.03%
(537)	METALS	(1,834,541)	(3.12)%
	TOTAL FUTURES CONTRACTS SOLD	(2,127,506)	(3.63)%
	TOTAL FUTURES CONTRACTS	(1,322,234)	(2.25)%

	U.S. GOVERNMENT SECURITIES
	U.S. TREASURY BILLS, 11.5%, DUE 9/17/2020 (COST, $49,987,542)	49,984,292	85.11%
	OTHER ASSETS IN EXCESS OF OTHER LIABILITIES	10,064,835	17.14%
	TOTAL MEMBER’S CAPITAL	$58,726,893	100.00%

Percentages shown represent a percentage of member’s capital as of June 30, 2020.

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

Sydling WNT Master Fund LLC

Statements of Operations and Changes in Member’s Capital

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
INVESTMENT INCOME

Interest income	$238,925	$806,078	$618,014	$1,741,610

EXPENSES

Brokerage, clearing and transaction fees	21,860	40,719	55,661	74,723
Selling agent fees	626,260	1,136,364	1,439,814	2,457,390
Professional fees	23,875	22,448	47,750	44,897
Total Expenses	671,995	1,199,531	1,543,225	2,577,010

NET INVESTMENT (LOSS)	(433,070)	(393,453)	(925,211)	(835,400)

NET REALIZED AND UNREALIZED GAIN/(LOSS) FROM DERIVATIVE INSTRUMENTS

Net realized gain/(loss) from securities	45,616	-	45,616	-
Net realized gain/(loss) from futures and foreign currency	(4,302,952)	(1,287,579)	(19,447,438)	(8,823,399)
Net change in unrealized appreciation/(depreciation) on securities	(277,317)	-	(22,564)	-
Net change in unrealized appreciation/(depreciation) on futures, foreign currency, and securities	(4,005,340)	(735,293)	348,121	6,934,534
Net Realized and Change in Unrealized Gain/(Loss) from Derivative Instruments and securities	(8,539,993)	(2,022,872)	(19,076,265)	(1,888,865)

Net income/(loss)	(8,973,063)	(2,416,325)	(20,001,476)	(2,724,265)

INCREASE/(DECREASE) IN MEMBER’S CAPITAL FROM CAPITAL TRANSACTIONS

Subscriptions	450,000	1,158,000	1,026,430	3,163,500
Redemptions	(15,234,557)	(25,406,456)	(22,044,406)	(52,653,182)

Net Increase/(Decrease) in Member’s Capital Derived from Capital Transactions	(14,784,557)	(24,248,456)	(21,017,976)	(49,489,682)
Net Increase/(Decrease) in Member’s Capital	(23,757,620)	(26,664,781)	(41,019,452)	(52,213,947)
Member’s Capital, Beginning of Period	82,484,513	136,759,768	99,746,345	162,308,934
Member’s Capital, End of Period	$58,726,893	$110,094,987	$58,726,893	$110,094,987

2.	Financial Highlights

Changes in the net asset value per Redeemable Unit for the three and six months ended June 30, 2020 and 2019 are as follows:

Financial Highlights of the Fund:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Per share operating performance: (a)
Members’ capital per Redeemable Unit, beginning of period	$970.42	$1,122.14	$1,100.03	$1,126.62
Income/(loss) from investment operations:
Net investment (loss) including incentive fee	(11.00)	(9.69)	(22.50)	(19.05)
Net realized and unrealized gain/(loss) from investment activities	(111.29)	(19.94)	(229.40)	(15.06)
Total from investment operations	(122.29)	(29.63)	(251.90)	(34.11)
Members’ capital per Redeemable Unit, end of period	$848.13	$1,092.51	$848.13	$1,092.51
Ratio/Supplemental Data: (b)
Ratio of net investment loss to average Members’ capital	(4.93)%	(3.58)%	(4.67)%	(3.53)%
Ratio of total expenses to average Members’ capital	6.29%	6.16%	6.19%	6.09%
Ratio of incentive fee to average Members’ capital	-%	-%	-%	-%
Ratio of total expenses and incentive fee to average Members’ capital	6.29%	6.16%	6.19%	6.09%
Total return before incentive fee (c)	(12.60)%	(2.64)%	(22.90)%	(3.03)%
Incentive fee	-%	-%	-%	-%
Total return after incentive fee	(12.60)%	(2.64)%	(22.90)%	(3.03)%
Members’ capital at end of period	$58,726,893	$110,094,987	$58,726,893	$110,094,987

Total return and the ratios to average Member’s capital are calculated for investor’s capital taken as a whole. An individual investor’s capital may vary from these ratios and total return based on the timing of capital transactions.

(a)	Per share operating performance is calculated on a monthly basis by dividing each line item by the outstanding units at month-end prior to the reduction of redeemed units.

(b)	The ratios to average Members’ capital are annualized. The average Members’ capital used in the above ratios is an average of each month-end Members’ capital during the period. Ratios include the Fund's share of income and expense allocated from the Master Fund.

(c)	Total return assumes a purchase of an interest in the Fund at the beginning of the period and a sale of the interest on the last day of the period noted. Total return is reflected after all investment-related and operating expenses, including the Advisory and Administrative fees. Total return is not annualized.

Financial Highlights of the Master Fund:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Ratio/Supplemental Data: (a)
Ratio of net investment loss to average member’s capital	(2.46)%	(1.26)%	(2.27)%	(1.23)%
Ratio of total expenses to average member’s capital	3.82%	3.84%	3.79%	3.80%
Total return (b)	(12.07)%	(2.09)%	(21.97)%	(1.94)%
Member’s capital at end of period	$58,726,893	$110,094,987	$58,726,893	$110,094,987

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

All of the commodity interests owned by the Master Fund are held for trading purposes. The average number of futures contracts traded for the three months ended June 30, 2020 and 2019, based on a monthly calculation, was 2,512 and 4,054, respectively. The average number of futures contracts traded for the six months ended June 30, 2020 and 2019, based on a monthly calculation, was 3,375 and 3,929, respectively.

The following tables indicate the gross fair values of derivative instruments of the Master Fund's futures contracts as separate assets and liabilities as of June 30, 2020 and December 31, 2019.

	June 30, 2020	December 31, 2019
ASSETS
Futures Contracts
Currencies	$275,163	$308,678
Energy	66,584	723,271
Financials	587,212	97,797
Grains	74,826	134,076
Index	170,674	564,001
Meats	19,820	370
Metals	190,918	1,618,556
Total unrealized appreciation on open futures contracts	$1,385,197	$3,446,749

LIABILITIES
Futures Contracts
Currencies	$(76,890)	$(889,246)
Energy	(536,474)	(13,809)
Financials	(9,033)	(1,219,047)
Grains	(282,241)	(995,542)
Index	(204,209)	(237,530)
Materials	(31,170)	(2,405)
Meats	(1,225)	(32,588)
Metals	(1,566,189)	(1,726,937)
Total unrealized depreciation on open futures contracts	$(2,707,431)	$(5,117,104)

Net unrealized appreciation (depreciation) on open futures contracts*	$(1,322,234)	$(1,670,355)

* These amounts are presented as Net unrealized appreciation or (depreciation) on open futures contracts on the Master Fund’s Statements of Financial Condition.

The following table indicates the trading gains and losses, by market sector, on the Master Fund's derivative instruments and securities for the three and six months ended June 30, 2020 and 2019.

	Three months ended June 30, 2020	Three months ended June 30, 2019	Six months ended June 30, 2020	Six months ended June 30, 2019
Sector	Gain/(loss) from trading	Gain/(loss) from trading	Gain/(loss) from trading	Gain/(loss) from trading
Currencies	$(2,132,856)	$(722,584)	$(3,778,875)	$(1,395,330)
Energy	(1,259,321)	(2,754,467)	(3,061,822)	(5,993,465)
Financials	378,186	4,384,814	1,984,646	5,994,026
Grains	217,291	(1,846,601)	(901,248)	93,651
Index	(1,470,029)	682,516	(10,828,703)	2,275,071
Industrials	—	—	—	(8,932)
Materials	(235,860)	269,145	73,785	167,555
Meats	117,288	(1,073,052)	758,196	(1,470,553)
Metals	(3,922,991)	(967,973)	(3,345,296)	(1,556,218)
U.S. Treasury Bills	(231,701)	5,330	23,052	5,330
	$(8,539,993)**	$(2,022,872)**	$(19,076,265)**	$(1,888,865)**

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

The Master Fund considers prices for U.S. Treasury bills, exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forward, swap and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) and for those contracts that are priced using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). As of and for the periods ended June 30, 2020 and December 31, 2019, the Master Fund did not hold any derivative instruments for which market quotations are not readily available and which are priced by broker-dealers who derive fair values for these assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

The following is a summary of the Master Fund’s investments at fair value. The inputs or methodology used for valuing derivative instruments are not necessarily an indication of the risk associated with investing in those derivative instruments.

ASSET TABLE (Unaudited)

Description	Total Fair Value at June 30, 2020	Level 1	Level 2	Level 3
U.S. Treasury bills	$49,984,292	$49,984,292	$-	$-
Futures Contracts	1,385,197	1,385,197	-	-
Total Assets	$51,369,489	$51,369,489	$-	$-

LIABILITIES TABLE (Unaudited)

Description	Total Fair Value at June 30, 2020	Level 1	Level 2	Level 3
Futures Contracts	$2,707,431	$2,707,431	$-	$-
Total Liabilities	$2,707,431	$2,707,431	$-	$-
Net Assets and (Liabilities)	$48,662,058	$48,662,058	$-	$-

ASSET TABLE

Description	Total Fair Value at December 31, 2019	Level 1	Level 2	Level 3
U.S. Treasury bills	$84,927,113	$84,927,113	$-	$-
Futures Contracts	3,446,749	3,446,749	-	-
Total Assets	$88,373,862	$88,373,862	$-	$-

LIABILITIES TABLE

Description	Total Fair Value at December 31, 2019	Level 1	Level 2	Level 3
Future Contracts	$5,117,104	$5,117,104	$-	$-
Total Liabilities	$5,117,104	$5,117,104	$-	$-
Net Assets and (Liabilities)	$83,256,758	$83,256,758	$-	$-

5.	Financial Instrument Risks

In the normal course of business, the Master Fund is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include futures, forwards and options on futures whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility ("SEF"), or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forward and options contracts. OTC contracts are negotiated between contracting parties and include certain forward, option and swap contracts. Certain swap contracts may also be traded on a SEF. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer, or seller, of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded or SEF traded instruments because of the greater risk of default by the counterparty to an OTC contract. For the six months ended June 30, 2020 the Master Fund traded futures contracts and U.S. Treasury bills.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Master Fund’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Master Fund has credit risk and concentration risk because the sole counterparty or broker with respect to the Master Fund’s assets is UBS Securities or a UBS affiliate. Credit risk with respect to exchange-traded instruments is reduced to the extent that through UBS Securities, the Master Fund’s counterparty is an exchange or clearing organization. Futures contracts are conducted through regulated exchanges which have margin requirements, and are settled in cash on a daily basis, thereby minimizing credit risk. The Fund posted securities as collateral with a fair value of $9,190,867 in connection with margin requirements as of June 30, 2020.

Certain impacts to public health conditions particular to the coronavirus (COVID-19) outbreak that occurred may have a significant negative impact on the operations and profitability of the Fund’s investments. The extent of the impact to the financial performance of the Fund will depend on future developments, including (i) the duration and spread of the outbreak, (ii) the restrictions and advisories, (iii) the effects on the financial markets, and (iv) the effects on the economy overall, all of which are highly uncertain and cannot be predicted.

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

Statement of Cash Flows. The Fund is not required to provide a Statement of Cash Flows in accordance with ASC 230 – Statement of Cash Flows.

Investment in Master Fund. The Fund records its investment in the Master Fund at fair value and is represented by the Fund’s proportionate interest in the capital of the Master Fund at June 30, 2020 and December 31, 2019. Valuation of securities held by the Master Fund is discussed in the Notes to the Master Fund’s financial statements on Form 10-K for the year ended December 31, 2019. The Fund records its pro rata share of the Master Fund’s income, expenses and realized and unrealized gains and losses. The performance of the Fund is directly attributable to the performance of the Master Fund. The Fund records its subscription and withdrawal of the capital account related to its investment in the Master Fund on the transaction date. The Master Fund will adjust the capital account of the Fund. Brokerage, clearing and transaction fees are incurred by the Master Fund and are reflected in the pro rata allocation received by the Fund from the Master Fund.

Subscriptions Received in Advance. Subscriptions received in advance represent amounts paid by the non-managing Members for a percentage ownership into the Fund which have not yet been added as Members’ capital as of June 30, 2020 and December 31, 2019. The amount paid is held as cash in the Fund’s escrow account and represents the majority of the cash on the Fund’s Statements of Financial Condition.

Redemptions Payable. Pursuant to ASC Topic 480, Distinguishing Liabilities from Equity, capital withdrawals effective June 30, 2020 and December 31, 2019 have been reflected as redemptions payable in the Statements of Financial Condition.

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

Tax positions with respect to tax at the Master Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. Sydling has analyzed the Master Fund’s tax positions for the open tax period and has concluded that no provision is required in the Master Fund’s financial statements. The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in its Statements of Operations and Changes in Member’s Capital. For the periods ended June 30, 2020 and December 31, 2019, the Master Fund did not incur any interest or penalties.

The Master Fund earns interest income on 100% of the average daily equity in the Master Fund's brokerage account at a rate equal to the monthly average 30-day U.S. Treasury bill rate. Beginning June 1, 2019, the Master Fund placed the majority of its cash in U.S. Treasury bills. The Master Fund receives 100% of the interest earned on U.S. Treasury bills.

7.	Subsequent Events

Sydling has evaluated the impact of all subsequent events on the Fund through the date of the filing. Subsequent to June 30, 2020, redemptions of $2,354,569 will be paid to the non-managing Members. Sydling has determined that there were no additional subsequent events requiring recognition or disclosure in the financial statements.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Fund does not engage in sales of goods or services. Its only assets are its investment in the Master Fund, cash and receivables from the Master Fund. The Master Fund does not engage in the sale of goods or services. The Master Fund’s only assets are its equity in its trading accounts, consisting of cash, net unrealized appreciation/(depreciation) on open futures contracts, interest receivable and U.S. Treasury bills. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Fund, through its investment in the Master Fund. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the second quarter of 2020.

For the three months ended June 30, 2020 and 2019, the Master Fund’s average margin to equity ratio was 11.94% and 8.98%, respectively.

The Fund’s capital consists of the capital contributions of the Members as increased or decreased by income/(loss) from its investment in the Master Fund and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2020, the Fund’s capital decreased 41.12% from $99,746,345 to $58,726,893. This decrease was attributable to a net loss from operations of $20,976,514 coupled with redemptions of Redeemable Units resulting in an outflow of $21,069,368, which was partially offset by subscriptions for Redeemable Units totaling $1,026,430. Future redemptions from the Fund could impact the amount of funds available for investment in the Master Fund in subsequent periods.

The Master Fund’s capital consists of the capital contributions of the investors of the Master Fund as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, withdrawals of interest from the Master Fund and distributions of profits, if any.

For the six months ended June 30, 2020, the Master Fund’s capital decreased 41.12% from $99,746,345 to $58,726,893. This decrease was attributable to a net loss from operations of $20,001,476 coupled with the withdrawal of interest in the Master Fund resulting in an outflow of $22,044,406, which was partially offset by subscriptions for interest in the Master Fund totaling $1,026,430. Future withdrawals from the Master Fund can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

Results of Operations

During the Fund’s second quarter of 2020, the net asset value per Redeemable Unit decreased 12.6% from $970.42 to $848.13. The Fund, for its own account, through its investment in the Master Fund, experienced a net trading loss before brokerage fees and related fees in the second quarter of 2020 of $8,539,993. Losses were primarily attributable to the Master Fund’s trading of commodity futures in indices, currencies, metals, energy, softs and non-U.S. interest rates and were partially offset by gains in U.S. interest rates, livestock and grains.

During the quarter, a few economies including China and Europe appeared to be recovering from the COVID-19 pandemic. This caused several securities across asset classes, particularly commodities and equity indices, to recover sharply from their steep declines in March 2020. The price action in 1Q20 triggered the Fund’s long-term trend following models to broadly position the Fund short commodities and equity indices coming into the second quarter. As these asset classes rose, the Fund experienced losses. The models reduced risk to some of them. Separately, the U.S. Dollar also declined for the same reasons after it rose in March 2020. The Fund was broadly positioned long U.S. Dollar that contributed to losses.

Metals were the biggest detractors in the quarter. Silver and Copper rose over 31% and 21% respectively in the quarter and were notable detractors. The Fund was short these commodities coming into the quarter and experienced losses from those positions.

Foreign Exchange was the next biggest detractor. Commodity linked currencies such as Australian Dollar rose against the U.S. Dollar on prospects of China recovering from the pandemic. In Europe, the Euro appreciated against the U.S. Dollar as European economies started to reopen. The Fund was short these currencies (against the U.S. Dollar) which were notable detractors in the quarter. As losses rose, the Fund reduced risk to these currencies and exited from its short position in Australian Dollar in June 2020.

Energy was a detractor in the quarter. Energy prices picked up in the quarter for the reasons mentioned above. Losses were driven by shorts in crude and distillates. Notable losers were shorts in WTI, Brent Crude, and RBOB.

Equity Indices contributed to losses in the quarter. Global equities generally rose in the quarter on the back of global central banks’ accommodative policies as they injected liquidity to stave off pandemic-driven recession. While the first quarter earnings showed the pandemic’s impact on corporate earnings, several companies beat analysts’ expectations (that were lowered significantly as the impact of the pandemic was not clear). Additionally, online spending and online ad revenue appeared to bounce back stronger than expected as people working from home spent more time shopping than before. This helped consumer and technology sectors. These, amongst others, caused global equities to rise in the quarter. The Fund was net short equities and lost they rose. Notable losers were shorts in Dow Jones Industrial Average, Nikkei 225 and TOPIX indices.

Interest Rates contributed modestly. As rates in the U.S. and other notable economies remained low, the Fund generated small gains from longs in Eurodollar, Euribor, short Sterling and Italian 10yr.

Softs were modest detractors. The Fund was short Sugar that declined significantly in the first quarter of 2020 and continued into April. However, in May and June of 2020, it bounced back strongly and gained nearly 14% in those two months. As a result, the short position in Sugar was the biggest detractor in this asset class. Long position in Cocoa was another detractor as Cocoa prices plummeted nearly 11% in just the last week of June 2020.

Live stock was a modest contributor with gains from shorts in hogs and live cattle.

During the Fund’s second quarter of 2019, the net asset value per Redeemable Unit decreased 2.64% from $1,122.14 to $1,092.51. The Fund, for its own account, through its investment in the Master Fund, experienced a net trading loss before brokerage fees and related fees in the second quarter of 2019 of $2,022,872. Losses were primarily attributable to the Master Fund’s trading of commodity futures in metals, currencies, energy, indices and softs and were partially offset by gains in grains, U.S. and non-U.S. interest rates and livestock.

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

Interest income for the three months ended June 30, 2020 decreased by $567,153, as compared to the corresponding period in 2019. The decrease in interest income was primarily due to lower assets under management during the three months ended June 30, 2020 as compared to the corresponding period in 2019.

Interest income for the six months ended June 30, 2020 decreased by $1,123,596, as compared to the corresponding period in 2019. The decrease in interest income was primarily due to lower assets under management during the six months ended June 30, 2020 as compared to the corresponding period in 2019.

Clearing and transaction fees are based on the number of round turns made in the Master Fund's account. Clearing and transaction fees of the Master Fund for the three months ended June 30, 2020 and 2019 were $21,860 and $40,719. The decrease in clearing and transaction fees for the three months ended June 30, 2020 as compared to the corresponding period in 2019 is a result of a decrease in the number of futures contracts traded in the three months ended June 30, 2020 as compared to the corresponding period in 2019.

Clearing and transaction fees of the Master Fund for the six months ended June 30, 2020 and 2019 were $55,661 and $74,723. The decrease in clearing and transaction fees for the six months ended June 30, 2020 as compared to the corresponding period in 2019 is a result of a decrease in the number of futures contracts traded in the six months ended June 30, 2020 as compared to the corresponding period in 2019.

Ongoing selling agent fees are calculated as a percentage of the Fund's capital account balance at the Master Fund as of the end of each month and are affected by trading performance, subscriptions and redemptions.

Ongoing selling agent fees of the Master Fund for the three months ended June 30, 2020 and 2019 were $626,260 and $1,136,364, respectively. The decrease in selling agent fees in the three months ended June 30, 2020 as compared to the corresponding period in 2019 is due to a decrease in the Fund's average capital account balance at the Master Fund.

Ongoing selling agent fees of the Master Fund for the six months ended June 30, 2020 and 2019 were $1,439,814 and $2,457,390, respectively. The decrease in selling agent fees in the six months ended June 30, 2020 as compared to the corresponding period in 2019 is due to a decrease in the Fund's average capital account balance at the Master Fund.

Advisory fees are calculated as a percentage of the Fund’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions.

Advisory fees of the Fund for the three months ended June 30, 2020 and 2019 were $267,518 and $485,495, respectively. The calculation of advisory fees for the three months ended June 30, 2020 and 2019 was based on a monthly average net asset value of $71,337,896 and $129,465,449, respectively. The decrease in advisory fees for the three months ended June 30, 2020 as compared to the corresponding period in 2019 is due to a decrease in the average net assets.

Advisory fees of the Fund for the six months ended June 30, 2020 and 2019 were $615,070 and $1,049,900, respectively. The calculation of advisory fees for the six months ended June 30, 2020 and 2019 was based on a monthly average net asset value of $82,009,269 and $139,986,689, respectively. The decrease in advisory fees for the six months ended June 30, 2020 as compared to the corresponding period in 2019 is due to a decrease in the average net assets.

Administrative fees are paid to Sydling for administering the business and affairs of the Fund. Sydling pays a portion of the administrative fee to the Administrator. These fees are calculated as a percentage of the Fund’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions.

Administrative fees of the Fund for the three months ended June 30, 2020 and 2019 were $89,172 and $161,832, respectively. The calculation of administrative fees for the three months ended June 30, 2020 and 2019 was based on a monthly average net asset value of $71,337,896 and $129,465,449, respectively. The decrease in administrative fees for the three months ended June 30, 2020 as compared to the corresponding period in 2019 is due to a decrease in the average net assets.

Administrative fees of the Fund for the six months ended June 30, 2020 and 2019 were $205,023 and $349,967, respectively. The calculation of administrative fees for the six months ended June 30, 2020 and 2019 was based on a monthly average net asset value of $82,009,269 and $139,986,689, respectively. The decrease in administrative fees for the six months ended June 30, 2020 as compared to the corresponding period in 2019 is due to a decrease in the average net assets.

Incentive fees to the Advisor are based on the new trading profits generated by the Advisor, paid at the end of each quarter, as defined in the Trading Advisory Agreement among the Master Fund, the Fund, Sydling and the Advisor. There were no incentive fees earned during the three and six months ended June 30, 2020 or 2019.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master Fund’s open positions by market category as of June 30, 2020 and December 31, 2019, and the highest, lowest and average value during the three and six months ended June 30, 2020 and the twelve months ended December 31, 2019. All open position trading risk exposures of the Master Fund have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

As of June 30, 2020, the Master Fund’s total capitalization was $58,726,893, and the Fund owned 100% of the Master Fund. The Fund invests substantially all of its assets in the Master Fund. The Master Fund’s Value at Risk as of June 30, 2020 was as follows:

			Three and six months ended June 30, 2020 (unaudited)
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,032,747	1.76%	$2,706,895	$761,538	$1,784,736
Energy	$1,016,578	1.73%	$1,431,251	$477,476	$826,630
Grains	$991,075	1.69%	$1,612,136	$870,342	$1,115,127
Index	$774,731	1.32%	$2,212,293	$414,079	$1,199,360
Interest Rate Non-U.S.	$1,685,174	2.87%	$1,697,791	$892,510	$1,243,667
Interest Rate U.S.	$1,531,128	2.61%	$1,673,997	$332,315	$992,056
Livestock	$53,829	0.09%	$323,765	$44,499	$158,918
Metals	$1,247,032	2.12%	$1,691,434	$735,432	$1,217,027
Softs	$858,572	1.46%	$1,244,092	$539,148	$813,181
Total	$9,190,867	15.65%

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

Sydling’s President and CFO have evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2020 and, based on that evaluation, Sydling’s President and CFO have concluded that, at that date, the Fund’s disclosure controls and procedures were effective.

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

There were no changes in the Fund’s internal control over financial reporting process during the fiscal quarter ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material changes to the discussion set forth under Item 3. “Legal Proceedings” in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 as updated by the Fund's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. There are no material legal proceedings pending against the Fund and Sydling.

Item 1A.	Risk Factors

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and under Part II, Item 1A. “Risk Factors” in the Fund's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended June 30, 2020, there were additional subscriptions of 463.833 Redeemable Units totaling $450,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, Sydling relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used for the trading of commodity interests, including futures and option contracts.

The following chart sets forth the purchases of Redeemable Units by the Fund.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2020 – April 30, 2020	6,265.464	$959.59	N/A	N/A
May 1, 2020 – May 31, 2020	7,472.191	$894.29	N/A	N/A
June 1, 2020 – June 30, 2020	2,482.808	$848.13	N/A	N/A
Total	16,220.463	$900.67

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

CAVENDISH FUTURES FUND LLC
(Registrant)

By:	Sydling Futures Management LLC

By:	/s/ Jerry Pascucci
Jerry Pascucci
President and Director

Date:	August 14, 2020

29