Form 10-Q
period 2020-09-30
Cavendish Futures Fund LLC
filed 2020-11-13
CIK 1562622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Securities registered pursuant to Section 12(b) of the Act: None.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 31, 2020, 50,695.011 Limited Liability Company Redeemable Units were outstanding.

CAVENDISH FUTURES FUND LLC

Form 10-Q

Index

		Page
		Number
PART I — Financial Information:
Item 1.	Financial Statements:

	Statements of Financial Condition at September 30, 2020 (unaudited) and December 31, 2019	3

	Statements of Operations and Changes in Members’ Capital for the three and nine months ended September 30, 2020 and 2019 (unaudited)	4

	Notes to Financial Statements, including the Financial Statements of Sydling WNT Master Fund LLC (unaudited)	5 – 17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18 – 21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22 – 23

Item 4.	Controls and Procedures	24

PART II — Other Information		25 – 28

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

Exhibit 101.CAL — XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.LAB — XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE — XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit 101.DEF — XBRL Taxonomy Extension Definition Document.

PART I

Item 1. Financial Statements

Cavendish Futures Fund LLC

Statements of Financial Condition

	(Unaudited)
	September 30, 2020	December 31, 2019
ASSETS

Investment in Sydling WNT Master Fund LLC, at fair value	$44,174,835	$99,746,345
Cash	188,941	629,266
Receivable from Sydling WNT Master Fund LLC	3,443,234	1,504,212
Total Assets	$47,807,010	$101,879,823

LIABILITIES

Subscriptions received in advance	$—	$495,200
Redemptions payable	3,338,962	1,312,233
Accrued expenses:
Advisory fees	59,491	126,534
Administrative fees	19,830	42,178
Professional fees and other expenses	213,892	157,333
Total Liabilities	3,632,175	2,133,478

MEMBERS’ CAPITAL

Member Designee (25.000 Redeemable Units)	19,494	27,501
Non-managing members (56,625.931and 90,651.372 Redeemable Units)	44,155,341	99,718,844

Total Members’ Capital	44,174,835	99,746,345
Total Liabilities and Members’ Capital	$47,807,010	$101,879,823
Members’ Capital per Redeemable Unit (based on 56,650.931 and 90,676.372 Redeemable Units)	$779.77	$1,100.03

See accompanying notes to financial statements and attached financial statements of Sydling WNT Master Fund LLC.

Cavendish Futures Fund LLC

Statements of Operations and Changes in Members’ Capital

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
INVESTMENT INCOME

Interest allocated from Sydling WNT Master Fund LLC	$15,558	$571,015	$633,572	$2,312,625

EXPENSES

Expenses allocated from Sydling WNT Master Fund LLC	498,524	1,069,719	2,041,749	3,646,729
Advisory fees	196,353	432,501	811,423	1,482,401
Administrative fees	65,451	144,167	270,474	494,134
Professional fees and other expenses	75,234	105,113	230,179	261,446
Total Expenses	835,562	1,751,500	3,353,825	5,884,710

NET INVESTMENT (LOSS)	(820,004)	(1,180,485)	(2,720,253)	(3,572,085)

TRADING RESULTS

Net realized gain/(loss) allocated from Sydling WNT Master Fund LLC	(4,092,070)	9,143,321	(23,493,892)	319,922
Net change in unrealized appreciation/(depreciation) allocated from Sydling WNT Master Fund LLC	341,676	(717,035)	667,233	6,217,499
Total Trading Results	(3,750,394)	8,426,286	(22,826,659)	6,537,421

Net income/(loss)	(4,570,398)	7,245,801	(25,546,912)	2,965,336

Subscriptions — 0, 849.732, 992.720 and 3,670.612 units of non-managing member interest, respectively	—	971,000	1,026,430	4,134,500
Redemptions — 12,591.467, 7,787.526, 35,018.162 and 53,904.019 units of non-managing member interest, respectively	(9,981,660)	(9,029,545)	(31,051,028)	(60,126,527)

Net increase/(decrease) in Members’ Capital	(14,552,058)	(812,744)	(55,571,510)	(53,026,691)

Members’ Capital, beginning of period	$58,726,893	$110,094,987	$99,746,345	$162,308,934

Members’ Capital, end of period	$44,174,835	$109,282,243	$44,174,835	$109,282,243

Net income/(loss) per Redeemable Unit *	$(68.36)	$72.12	$(320.26)	$38.01

Weighted average Redeemable Units outstanding	62,946.961	95,495.541	79,952.475	117,734.715

See accompanying notes to financial statements and attached financial statements of Sydling WNT Master Fund LLC.

* Represents the changes in Members' Capital per unit

Cavendish Futures Fund LLC

Notes to Financial Statements

September 30, 2020

(Unaudited)

1. General

Cavendish Futures Fund LLC (the “Fund”) is a Delaware limited liability company formed on August 7, 2012. Trading operations of the Fund commenced on February 19, 2013. The Fund’s investment objective is to achieve capital appreciation through speculative trading in U.S. and international futures, options on futures and forward markets. The Fund may also engage in swap and other derivative transactions upon approval of Sydling Futures Management LLC ("Sydling"). The Fund privately and continuously offers redeemable units of limited liability company interest in the Fund (“Redeemable Units”) to qualified investors and subscriptions are generally accepted monthly. There is no maximum number of Redeemable Units that may be sold by the Fund. The Fund invests substantially all of its assets in the Sydling WNT Master Fund LLC (“Master Fund”), also a Delaware limited liability company, which has the same investment objective as the Fund. The Master Fund’s Statements of Financial Condition, including Condensed Schedules of Investments and Statements of Operations and Changes in Member’s Capital are included herein. The percentage of the Master Fund’s capital owned by the Fund at September 30, 2020 and December 31, 2019 was 100%. The performance of the Fund is directly affected by the performance of the Master Fund.

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

The Master Fund’s Statements of Financial Condition and Condensed Schedules of Investments as of September 30, 2020 and December 31, 2019 and Statements of Operations and Changes in Member’s Capital for the three and nine months ended September 30, 2020 and 2019 are presented below:

Sydling WNT Master Fund LLC

Statements of Financial Condition

	(Unaudited)
	September 30, 2020	December 31, 2019
ASSETS

Investment in U.S. Treasury Bills, at fair value (cost $39,994,011 and $84,907,799, respectively)	$39,992,086	$84,927,113
Cash (including restricted cash of $0 and $12,857,135, respectively)	8,818,286	18,296,632
Interest receivable	3,358	49,207
Total Assets	$48,813,730	$103,272,952

LIABILITIES AND MEMBER'S CAPITAL

Net unrealized depreciation on open futures contracts	$981,883	$1,670,355
Redemptions payable	3,443,234	1,504,212
Accrued expenses:
Selling agent fees	139,292	296,178
Professional fees and other expenses	74,486	55,862
Total Liabilities	4,638,895	3,526,607

MEMBER’S CAPITAL

Member's Capital	44,174,835	99,746,345
Total Liabilities and Member’s Capital	$48,813,730	$103,272,952

Sydling WNT Master Fund LLC

Condensed Schedule of Investments

September 30, 2020

(Unaudited)

			Percent of
Number of			Member’s
Contracts		Fair Value	Capital
	FUTURES CONTRACTS OWNED
277	CURRENCIES	$(256,317)	(0.58)%
15	ENERGY	(34,452)	(0.08)%
2,253	FINANCIALS	381,447	0.86%
171	GRAINS	97,068	0.22%
44	INDEX	(20,132)	(0.04)%
35	MEATS	27,083	0.06%
210	METALS	(706,465)	(1.60)%
	TOTAL FUTURES CONTRACTS OWNED	(511,768)	(1.16)%

	FUTURES CONTRACTS SOLD
(86)	CURRENCIES	(18,013)	(0.04)%
(279)	ENERGY	(146,719)	(0.33)%
(2)	FINANCIALS	(1,964)	(0.00)%
(76)	GRAINS	(118,130)	(0.27)%
(58)	INDEX	94,542	0.21%
(100)	METALS	(279,831)	(0.63)%
	TOTAL FUTURES CONTRACTS SOLD	(470,115)	(1.06)%
	TOTAL FUTURES CONTRACTS	(981,883)	(2.22)%

	U.S. GOVERNMENT SECURITIES
	U.S. TREASURY BILLS, 0.07%, DUE 12/17/20 (COST, $39,994,011)	39,992,086	90.53%
	OTHER ASSETS IN EXCESS OF OTHER LIABILITIES	5,164,632	11.69%
	TOTAL MEMBER’S CAPITAL	$44,174,835	100.00%

Percentages shown represent a percentage of member’s capital as of September 30, 2020.

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

Sydling WNT Master Fund LLC

Statements of Operations and Changes in Member’s Capital

(Unaudited)

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
INVESTMENT INCOME

Interest income	$15,558	$571,015	$633,572	$2,312,625

EXPENSES

Brokerage, clearing and transaction fees	14,930	34,842	70,591	109,565
Selling agent fees	459,719	1,012,428	1,899,533	3,469,818
Professional fees	23,875	22,449	71,625	67,346
Total Expenses	498,524	1,069,719	2,041,749	3,646,729

NET INVESTMENT (LOSS)	(482,966)	(498,704)	(1,408,177)	(1,334,104)

NET REALIZED AND UNREALIZED GAIN/(LOSS) FROM DERIVATIVE INSTRUMENTS AND SECURITIES

Net realized gain/(loss) from futures and foreign currency	(4,092,124)	9,143,778	(23,539,562)	320,379
Net realized gain/(loss) from securities	54	(457)	45,670	(457)
Net change in unrealized appreciation/(depreciation) on futures and foreign currency	340,351	(706,725)	688,472	(6,222,479)
Net change in unrealized appreciation/(depreciation) on securities	1,325	(10,310)	(21,239)	(4,980)
Net Realized and Unrealized Gain/(Loss) from Derivative Instruments and Securities	(3,750,394)	8,426,286	(22,826,659)	6,537,421

Net income/(loss)	(4,233,360)	7,927,582	(24,234,836)	5,203,317

INCREASE/(DECREASE) IN MEMBER’S CAPITAL FROM CAPITAL TRANSACTIONS

Subscriptions	—	971,000	1,026,430	4,134,500
Redemptions	(10,318,698)	(9,711,326)	(32,363,104)	(62,364,508)

Net Increase in Member’s Capital Derived from Capital Transactions	(10,318,698)	(8,740,326)	(31,336,674)	(58,230,008)
Net Increase in Member’s Capital	(14,552,058)	(812,744)	(55,571,510)	(53,026,691)
Member’s Capital, Beginning of Period	58,726,893	110,094,987	99,746,345	162,308,934
Member’s Capital, End of Period	$44,174,835	$109,282,243	$44,174,835	$109,282,243

2.	Financial Highlights

Changes in the net asset value per Redeemable Unit for the three and nine months ended September 30, 2020 and 2019 are as follows:

Financial Highlights of the Fund:

	(Unaudited)
	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Per share operating performance: (a)
Members’ capital per Redeemable Unit, beginning of period	$848.13	$1,092.51	$1,100.03	$1,126.62
Income/(loss) from investment operations:
Net investment (loss) including incentive fee	(12.51)	(11.93)	(35.01)	(30.99)
Net realized and unrealized gain/(loss) from investment activities	(55.85)	84.05	(285.25)	69.00
Total from investment operations	(68.36)	72.12	(320.26)	38.01
Members’ capital per Redeemable Unit, end of period	$779.77	$1,164.63	$779.77	$1,164.63

Ratio/Supplemental Data: (b)
Ratio of net investment loss to average Members’ capital	(6.38)%	(4.24)%	(5.06)%	(3.71)%
Ratio of total expenses to average Members’ capital	6.50%	6.29%	6.24%	6.11%
Ratio of incentive fee to average Members’ capital	—%	—%	—%	—%
Ratio of total expenses and incentive fee to average Members’ capital	6.50%	6.29%	6.24%	6.11%

Total return before incentive fee (c)	(8.06)%	6.60%	(29.11)%	3.37%
Incentive fee	—	—	—	—%
Total return after incentive fee (c)	(8.06)%	6.60%	(29.11)%	3.37%

Members’ capital at end of period	$44,174,835	$109,282,243	$44,174,835	$109,282,243

Total return and the ratios to average Member’s capital are calculated for investor’s capital taken as a whole. An individual investor’s capital may vary from these ratios and total return based on the timing of capital transactions.

(a)	Per share operating performance is calculated on a monthly basis by dividing each line item by the outstanding units at month-end prior to the reduction of redeemed units.
(b)	The ratios to average Members’ capital are annualized. The average Members’ capital used in the above ratios is an average of each month-end Members’ capital during the period. Ratios include the Fund's share of income and expense allocated from the Master Fund.
(c)	Total return assumes a purchase of an interest in the Fund at the beginning of the period and a sale of the interest on the last day of the period noted. Total return is reflected after all investment-related and operating expenses, including the Advisory and Administrative fees. Total return is not annualized.

Financial Highlights of the Master Fund:

	(Unaudited)
	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Ratio/Supplemental Data: (a)
Ratio of net investment loss to average Member’s capital	(3.76)%	(1.79)%	(2.62)%	(1.38)%
Ratio of total expenses to average Member’s capital	3.88%	3.83%	3.80%	3.78%
Total return (b)	(7.47)%	7.22%	(27.80)%	5.14%
Member’s capital at end of period	$44,174,835	$109,282,243	$44,174,835	$109,282,243

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

All of the commodity interests owned by the Master Fund are held for trading purposes. The average number of futures contracts traded for the three months ended September 30, 2020 and 2019, based on a monthly calculation, was 1,597 and 3,150, respectively. The average number of futures contracts traded for the nine months ended September 30, 2020 and 2019, based on a monthly calculation, was 2,782 and 3,790, respectively.

The following tables indicate the gross fair values of derivative instruments of the Master Fund's futures contracts as separate assets and liabilities as of September 30, 2020 and December 31, 2019.

	September 30, 2020	December 31, 2019
ASSETS
Futures Contracts
Currencies	$—	$308,678
Energy	109,520	723,271
Financials	399,804	97,797
Grains	132,143	134,076
Index	113,538	564,001
Material	90	—
Meats	30,133	370
Metals	152,951	1,618,556
Total unrealized appreciation on open futures contracts	$938,179	$3,446,749

LIABILITIES
Futures Contracts
Currencies	$(274,330)	$(889,246)
Energy	(290,692)	(13,809)
Financials	(20,321)	(1,219,047)
Grains	(153,205)	(995,542)
Index	(39,128)	(237,530)
Materials	(90)	(2,405)
Meats	(3,050)	(32,588)
Metals	(1,139,246)	(1,726,937)
Total unrealized depreciation on open futures contracts	$(1,920,062)	$(5,117,104)

Net unrealized appreciation (depreciation) on open futures contracts*	$(981,883)	$(1,670,355)

* These amounts are presented as Net unrealized appreciation or (depreciation) on open futures contracts on the Master Fund’s Statements of Financial Condition.

The following table indicates the trading gains and losses, by market sector, on the Master Fund's derivative instruments and securities for the three and nine months ended September 30, 2020 and 2019.

	Three months ended September 30, 2020	Three months ended September 30, 2019	Nine months ended September 30, 2020	Nine months ended September 30, 2019
Sector	Gain/(loss) from trading	Gain/(loss) from trading	Gain/(loss) from trading	Gain/(loss) from trading
Currencies	$(732,309)	$3,276,730	$(4,511,184)	$1,881,400
Energy	(764,375)	(853,820)	(3,826,197)	(6,847,285)
Financials	363,991	5,511,297	2,348,637	11,505,323
Grains	(772,544)	620,865	(1,673,792)	714,516
Index	(253,364)	434,282	(11,082,067)	2,709,353
Industrials	—	—	—	(8,932)
Materials	(64,130)	115,250	9,655	282,805
Meats	18,823	(284,960)	777,019	(1,755,513)
Metals	(1,547,865)	(382,591)	(4,893,161)	(1,938,809)
U.S. Treasury bills	1,379	(10,767)	24,431	(5,437)
	$(3,750,394)**	$8,426,286 **	$(22,826,659)**	$6,537,421 **

** These amounts are presented as “Net Realized and Unrealized Gain/(Loss) from Derivative Instruments and Securities” on the Master Fund’s Statements of Operations and Changes in Member’s Capital.

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

The Master Fund considers prices for U.S. Treasury bills, exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forward, swap and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) and for those contracts that are priced using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). As of and for the periods ended September 30, 2020 and December 31, 2019, the Master Fund did not hold any derivative instruments for which market quotations are not readily available and which are priced by broker-dealers who derive fair values for these assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

The following is a summary of the Master Fund’s investments at fair value. The inputs or methodology used for valuing derivative instruments are not necessarily an indication of the risk associated with investing in those derivative instruments.

ASSET TABLE (Unaudited)

Description	Total Fair Value at September 30, 2020	Level 1	Level 2	Level 3
U.S. Treasury bills	$39,992,086	$39,992,086	$-	$-
Futures Contracts	938,179	938,179	-	-
Total Assets	$40,930,265	$40,930,265	$-	$-

LIABILITIES TABLE (Unaudited)

Description	Total Fair Value at September 30, 2020	Level 1	Level 2	Level 3
Futures Contracts	$1,920,062	$1,920,062	$-	$-
Total Liabilities	$1,920,062	$1,920,062	$-	$-
Net Assets and (Liabilities)	$39,010,203	$39,010,203	$-	$-

ASSET TABLE

Description	Total Fair Value at December 31, 2019	Level 1	Level 2	Level 3
U.S. Treasury bills	$84,927,113	$84,927,113	$-	$-
Futures Contracts	3,446,749	3,446,749	-	-
Total Assets	$88,373,862	$88,373,862	$-	$-

LIABILITIES TABLE

Description	Total Fair Value at December 31, 2019	Level 1	Level 2	Level 3
Future Contracts	$5,117,104	$5,117,104	$-	$-
Total Liabilities	$5,117,104	$5,117,104	$-	$-
Net Assets and (Liabilities)	$83,256,758	$83,256,758	$-	$-

5.	Financial Instrument Risks

In the normal course of business, the Master Fund is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include futures, forwards and options on futures whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility ("SEF"), or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forward and options contracts. OTC contracts are negotiated between contracting parties and include certain forward, option and swap contracts. Certain swap contracts may also be traded on a SEF. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer, or seller, of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded or SEF traded instruments because of the greater risk of default by the counterparty to an OTC contract. For the nine months ended September 30, 2020 the Master Fund traded futures contracts and U.S. Treasury bills.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Master Fund’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Master Fund has credit risk and concentration risk because the sole counterparty or broker with respect to the Master Fund’s assets is UBS Securities or a UBS affiliate. Credit risk with respect to exchange-traded instruments is reduced to the extent that through UBS Securities, the Master Fund’s counterparty is an exchange or clearing organization. Futures contracts are conducted through regulated exchanges which have margin requirements, and are settled in cash on a daily basis, thereby minimizing credit risk. The Fund posted securities as collateral with a fair value of $5,442,054 in connection with margin requirements as of September 30, 2020.

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

Statement of Cash Flows. The Fund is not required to provide a Statement of Cash Flows in accordance with ASC 230 – Statement of Cash Flows.

Investment in Master Fund. The Fund records its investment in the Master Fund at fair value and is represented by the Fund’s proportionate interest in the capital of the Master Fund at September 30, 2020 and December 31, 2019. Valuation of securities held by the Master Fund is discussed in the Notes to the Master Fund’s financial statements on Form 10-K for the year ended December 31, 2019. The Fund records its pro rata share of the Master Fund’s income, expenses and realized and unrealized gains and losses. The performance of the Fund is directly attributable to the performance of the Master Fund. The Fund records its subscription and withdrawal of the capital account related to its investment in the Master Fund on the transaction date. The Master Fund will adjust the capital account of the Fund. Brokerage, clearing and transaction fees are incurred by the Master Fund and are reflected in the pro rata allocation received by the Fund from the Master Fund.

Subscriptions Received in Advance. Subscriptions received in advance represent amounts paid by the non-managing Members for a percentage ownership into the Fund which have not yet been added as Members’ capital as of September 30, 2020 and December 31, 2019. The amount paid is held as cash in the Fund’s escrow account and represents the majority of the cash on the Fund’s Statements of Financial Condition.

Redemptions Payable. Pursuant to ASC Topic 480, Distinguishing Liabilities from Equity, capital withdrawals effective September 30, 2020 and December 31, 2019 have been reflected as redemptions payable in the Statements of Financial Condition.

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

Tax positions with respect to tax at the Master Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. Sydling has analyzed the Master Fund’s tax positions for the open tax period and has concluded that no provision is required in the Master Fund’s financial statements. The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in its Statements of Operations and Changes in Member’s Capital. For the periods ended September 30, 2020 and December 31, 2019, the Master Fund did not incur any interest or penalties.

The Master Fund earns interest income on 100% of the average daily equity in the Master Fund's brokerage account at a rate equal to the monthly average 30-day U.S. Treasury bill rate. Beginning June 1, 2019, the Master Fund placed the majority of its cash in U.S. Treasury bills. The Master Fund receives 100% of the interest earned on U.S. Treasury bills.

7.	Subsequent Events

Sydling has evaluated the impact of all subsequent events on the Fund through the date of the filing. Subsequent to September 30, 2020, redemptions of $4,618,814 will be paid to the non-managing Members. Sydling has determined that there were no additional subsequent events requiring recognition or disclosure in the financial statements.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Fund does not engage in sales of goods or services. Its only assets are its investment in the Master Fund, cash and receivables from the Master Fund. The Master Fund does not engage in the sale of goods or services. The Master Fund’s only assets are its equity in its trading accounts, consisting of cash, net unrealized appreciation/(depreciation) on open futures contracts, interest receivable and U.S. Treasury bills. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Fund, through its investment in the Master Fund. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the third quarter of 2020.

For the three months ended September 30, 2020 and 2019, the Master Fund’s average margin to equity ratio was 12.64% and 8.88%, respectively.

The Fund’s capital consists of the capital contributions of the Members as increased or decreased by income/(loss) from its investment in the Master Fund and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2020, the Fund’s capital decreased 55.71% from $99,746,345 to $44,174,835. This decrease was attributable to a net loss from operations of $25,546,912 coupled with redemptions of Redeemable Units resulting in an outflow of $31,051,028, which was partially offset by subscriptions for Redeemable Units totaling $1,026,430. Future redemptions from the Fund could impact the amount of funds available for investment in the Master Fund in subsequent periods.

The Master Fund’s capital consists of the capital contributions of the investors of the Master Fund as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, withdrawals of interest from the Master Fund and distributions of profits, if any.

For the nine months ended September 30, 2020, the Master Fund’s capital decreased 55.71% from $99,746,345 to $44,174,835. This decrease was attributable to a loss from operations of $24,234,836 coupled with the withdrawal of interest in the Master Fund resulting in an outflow of $32,363,104, which was partially offset by subscriptions for interest in the Master Fund totaling $1,026,430. Future withdrawals from the Master Fund can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

Results of Operations

During the Fund’s third quarter of 2020, the net asset value per Redeemable Unit decreased 8.06% from $848.13 to $779.77. The Fund, for its own account, through its investment in the Master Fund, experienced a net trading loss before brokerage fees and related fees in the third quarter of 2020 of $3,750,394. Losses were primarily attributable to the Master Fund’s trading of commodity futures in metals, currencies, energy, softs, grains and indices and were partially offset by gains in non-U.S. and U.S. interest rates and livestock.

During the quarter, COVID sentiment, nascent recovery in Europe and China, improving fundamentals in the U.S., U.S.-China trade tensions, stimulus, U.S. elections amongst others weighed in the on markets at various times. Besides these, there were asset specific events that impacted prices of securities in those asset classes. This resulted in a combination of trends of certain securities strengthening while others reversed sharply in the quarter.

Metals were the biggest detractors in the quarter. Losses were predominantly driven in July and September. In July, the Master Fund came into the month short base metals. Base metals including Copper, Aluminum and Zinc rose sharply in the month following economic recoveries outside U.S. and contributed to losses. In September, there was a reverse price action. As COVID concerns increased and U.S. and Eurozone economies weakened, precious metal prices dropped sharply. Silver, that has industrial use in electric vehicles, declined nearly 17% after rising nearly 48% earlier in the quarter. Coming into September, the fund was positioned long precious metals (gold and silver) and experienced losses.

Foreign exchange was the next biggest detractor. Similar to metals, foreign exchange contributed to losses in July and September. In July, U.S. Dollar weakened against other major currencies including Euro, British Pound and Aussie Dollar on the back of weakening U.S. economy. Coming into the month, the fund was short these currencies and experienced losses. In August, the U.S. Dollar strengthened but declined again in September for reasons mentioned above. Once again, shorts in Euro and Aussie Dollar contributed to losses in September.

Energy was the third largest detractor in the quarter. Energy prices rose unexpectedly in August on the back of warmer weather. There were also concerns of production disruption from Hurricane Laura that caused energy prices to rise. Natural Gas rose nearly 46%. The fund was short energy complex in the quarter and had losses from the price action in August. In September, energy prices reversed and fell from weakening U.S. economy. Shorts in energy generated profits in the month but not enough to offset losses from August.

Grains, including softs, were the fourth largest detractors. In July, losses were largely driven by shorts in Coffee and Cocoa that rose in the month. In August, shorts in corn and wheat generated losses as warmer weather decreased yields and bolstered prices. There was also increased demand from the Chinese for these commodities that supported the price increase. September was a uneventful month.

Equity Indices contributed to losses in the quarter. It has losses in August from shorts in Japanese equity indices and U.S. small cap indices. This positioning generated gains in September and offset some of the losses from August.

Interest Rates contributed modestly for the quarter. In line with the macro sentiment outlined above, global yields fell in July, rose in August and fell in September. The fund was generally long fixed income in U.S., Europe and Australia. It was profitable in July and September but had losses in August.

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

Long positions in U.S. treasury bonds, ultra-long bonds, Italian BTPs and Euro-dollar futures ranked among the top contributors within the fixed income sector. The Federal Reserve cut its policy rate twice during the quarter and injected money in overnight repo markets for the first time since the financial crisis. The European Central Bank ("ECB") also cut rates and announced a new round of bond purchases which would start in November. Most other central banks around the world pursued easing policies. The Fund maintained long positions in most fixed income markets during this favorable period, while finishing the quarter with some short positions in U.S. 2-year and 5-year notes.

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

Among soft commodities, coffee, sugar and cotton ranked among the top contributors for this period. Better weather in coffee growing regions in Brazil raised expectations for a large harvest which dampened prices. Other grain praises seesawed due to weather conditions, limited progress in trade talks and currency moves.

Crude prices were volatile as Saudi Arabia's largest Abqaiq refinery was hit by drones in September. Prices rallied sharply in the immediate aftermath, however gave back those gains on a faster-than-expected recovery in Saudi output. Natural gas prices reacted opposite to that of crude oil in the aftermath of the attack in Saudi Arabia. Brent and gasoline futures ranked among the worst detractors, which shorts in natural gas were marginally profitable.

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

Interest income for the three months ended September 30, 2020 decreased by $555,457, as compared to the corresponding period in 2019. The decrease in interest income was primarily due to lower assets under management during the three months ended September 30, 2020 as compared to the corresponding period in 2019.

Interest income for the nine months ended September 30, 2020 decreased by $1,679,053, as compared to the corresponding period in 2019. The decrease in interest income was primarily due to lower assets under management during the nine months ended September 30, 2020 as compared to the corresponding period in 2019.

Clearing and transaction fees are based on the number of round turns made in the Master Fund's account. Clearing and transaction fees of the Master Fund for the three months ended September 30, 2020 and 2019 were $14,930 and $34,842. The decrease in clearing and transaction fees for the three months ended September 30, 2020 as compared to the corresponding period in 2019 is a result of a decrease in the number of futures contracts traded in the three months ended September 30, 2020 as compared to the corresponding period in 2019.

Clearing and transaction fees of the Master Fund for the nine months ended September 30, 2020 and 2019 were $70,591 and $109,565. The decrease in clearing and transaction fees for the nine months ended September 30, 2020 as compared to the corresponding period in 2019 is a result of a decrease in the number of futures contracts traded in the nine months ended September 30, 2020 as compared to the corresponding period in 2019.

Ongoing selling agent fees are calculated as a percentage of the Fund's capital account balance at the Master Fund as of the end of each month and are affected by trading performance, subscriptions and redemptions.

Ongoing selling agent fees of the Fund for the three months ended September 30, 2020 and 2019 were $459,719 and $1,012,428, respectively. The decrease in selling agent fees in the three months ended September 30, 2020 as compared to the corresponding period in 2019 is due to a decrease in the Fund's average capital account balance at the Master Fund.

Ongoing selling agent fees of the Fund for the nine months ended September 30, 2020 and 2019 were $1,899,533 and $3,469,818, respectively. The decrease in selling agent fees in the nine months ended September 30, 2020 as compared to the corresponding period in 2019 is due to a decrease in the Fund's average capital account balance at the Master Fund.

Advisory fees are calculated as a percentage of the Fund’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions.

Advisory fees of the Fund for the three months ended September 30, 2020 and 2019 were $196,353 and $432,501, respectively. The calculation of advisory fees for the three months ended September 30, 2020 and 2019 was based on a monthly average net asset value of $52,361,019 and $115,333,452, respectively. The decrease in advisory fees for the three months ended September 30, 2020 as compared to the corresponding period in 2019 is due to a decrease in the average net assets.

Advisory fees of the Fund for the nine months ended September 30, 2020 and 2019 were $811,423 and $1,482,401, respectively. The calculation of advisory fees for the nine months ended September 30, 2020 and 2019 was based on a monthly average net asset value of $72,126,519 and $131,768,943, respectively. The decrease in advisory fees for the nine months ended September 30, 2020 as compared to the corresponding period in 2019 is due to a decrease in the average net assets.

Administrative fees are paid to Sydling for administering the business and affairs of the Fund. Sydling pays a portion of the administrative fee to the Administrator. These fees are calculated as a percentage of the Fund’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions.

Administrative fees of the Fund for the three months ended September 30, 2020 and 2019 were $65,451 and $144,167, respectively. The calculation of administrative fees for the three months ended September 30, 2020 and 2019 was based on a monthly average net asset value of $52,361,019 and $115,333,452, respectively. The decrease in administrative fees for the three months ended September 30, 2020 as compared to the corresponding period in 2019 is due to a decrease in the average net assets.

Administrative fees of the Fund for the nine months ended September 30, 2020 and 2019 were $270,474 and $494,134, respectively. The calculation of administrative fees for the nine months ended September 30, 2020 and 2019 was based on a monthly average net asset value of $72,126,519 and $131,768,943, respectively. The decrease in administrative fees for the nine months ended September 30, 2020 as compared to the corresponding period in 2019 is due to a decrease in the average net assets.

Incentive fees to the Advisor are based on the new trading profits generated by the Advisor, paid at the end of each quarter, as defined in the Trading Advisory Agreement among the Master Fund, the Fund, Sydling and the Advisor. There were no incentive fees earned during the three and nine months ended September 30, 2020 or 2019.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master Fund’s open positions by market category as of September 30, 2020 and December 31, 2019, and the highest, lowest and average value during the nine months ended September 30, 2020 and the twelve months ended December 31, 2019. All open position trading risk exposures of the Master Fund have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

As of September 30, 2020, the Master Fund’s total capitalization was $44,174,835, and the Fund owned 100% of the Master Fund. The Fund invests substantially all of its assets in the Master Fund. The Master Fund’s Value at Risk as of September 30, 2020 was as follows:

September 30, 2020

(unaudited)

			Nine months ended September 30, 2020 (unaudited)
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$741,993	1.68%	$2,706,895	$628,390	$1,483,879
Energy	$615,460	1.39%	$1,431,251	$477,476	$839,518
Grains	$365,882	0.83%	$1,612,136	$324,063	$919,273
Index	$254,668	0.58%	$2,212,293	$239,374	$927,784
Interest Rate Non-U.S.	$1,174,887	2.66%	$1,697,791	$892,510	$1,281,453
Interest Rate U.S.	$1,625,687	3.68%	$2,126,572	$332,315	$1,252,102
Livestock	$82,943	0.19%	$323,765	$14,723	$126,563
Metals	$421,825	0.95%	$1,691,434	$405,607	$1,048,417
Softs	$158,708	0.36%	$1,244,092	$103,165	$666,439
Total	$5,442,053	12.32%

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

Sydling’s President and CFO have evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2020 and, based on that evaluation, Sydling’s President and CFO have concluded that, at that date, the Fund’s disclosure controls and procedures were effective.

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

There were no changes in the Fund’s internal control over financial reporting process during the fiscal quarter ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material changes to the discussion set forth under Item 3. “Legal Proceedings” in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 as updated by the Fund's Quarterly Report on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020. There are no material legal proceedings pending against the Fund and Sydling.

Item 1A.	Risk Factors

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and under Part II, Item 1A. “Risk Factors” in the Fund's Quarterly Report on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended September 30, 2020, there were no additional subscriptions of Redeemable Units. The Redeemable Units have been issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, Sydling relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used for the trading of commodity interests, including futures and option contracts.

The following chart sets forth the purchases of Redeemable Units by the Fund.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2020 – July 31, 2020	2,854.058	$824.99	N/A	N/A
August 1, 2020 – August 31, 2020	5,455.426	$786.03	N/A	N/A
September 1, 2020 – September 30, 2020	4,281.983	$779.77	N/A	N/A
Total	12,591.467	$796.93

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

CAVENDISH FUTURES FUND LLC
(Registrant)

By:	Sydling Futures Management LLC

By:	/s/ Jerry Pascucci
Jerry Pascucci
President and Director

Date:	November 13, 2020