Form 10-K
period 2020-12-31
Cavendish Futures Fund LLC
filed 2021-03-31
CIK 1562622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒ 69,242.398 Limited Liability Company Redeemable Units with an aggregate value of $58,726,893 were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 28, 2021, 37,860.117 Limited Liability Company Redeemable Units were outstanding.

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

During the initial offering period (September 30, 2012 through February 18, 2013), the Fund sold 26,182.375 redeemable units of limited liability company interest (“Redeemable Units”) at $1,000 per Redeemable Unit. No securities which represent an equity interest or any other interest in the Fund trade on any public market. The Fund privately and continuously offers Redeemable Units to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Fund. Subscriptions and redemptions of Redeemable Units and Member Designee’s (defined below) contributions for the years ended December 31, 2020, 2019 and 2018 are reported in the Statement of Changes in Members’ Capital under “Item 8. Financial Statements and Supplementary Data.”

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

Effective February 19, 2013, the Fund allocated substantially all of its assets to the Master Fund. The Fund maintains a capital account balance at the Master Fund, the initial balance of which was $26,207,375. As of December 31, 2020, the Advisor trades the Fund’s assets in accordance with the Diversified Macro Strategies at 150% leverage (the “Program”). A description of the trading activities and focus of the Advisor is included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Sydling also acts as the trading manager of the Master Fund. Sydling and the Advisor believe that trading through this structure should promote efficiency and economy in the trading process. As of December 31, 2020 and 2019, the Fund owned 100% of the Master Fund. The Fund intends to continue to invest substantially all of its assets in the Master Fund. The performance of the Fund is directly affected by the performance of the Master Fund. Expenses to investors as a result of the investment in the Master Fund are approximately the same and redemption rights are not affected.

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

Under the LLC Agreement, Sydling has responsibility for the administration of the business and affairs of the Fund, but may delegate trading discretion to one or more trading advisors. The Fund and the Master Fund have entered into a trading manager agreement (the “Trading Manager Agreement”), with Sydling, pursuant to which Sydling has sole authority and responsibility, as one of the Fund’s and the Master Fund’s agents and attorneys-in-fact, for the selection, monitoring and termination of commodity trading advisor(s) to direct the investment and reinvestment of the assets of the Fund and the Master Fund. The Fund pays Sydling a monthly administrative fee in return for its services to the Fund equal to 1/12 of 0.5% (0.5% per year) of adjusted month-end net assets of the Fund. The Trading Manager Agreement remains in force unless and until terminated by any party by giving the other parties not less than thirty (30) days’ prior written notice.

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

For the period January 1, 2020 through December 31, 2020, the approximate average market sector allocations for the Fund were 15% Currencies, 9% Energy, 10% Grains, 9% Indices, 17% Non-U.S. Interest Rates, 19% U.S. Interest Rates, 2% Livestock, 11% Metals and 8% Softs.

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

(b) Financial Information about Segments. The Fund’s business consists of only one segment, speculative trading of commodity interests. The Fund does not engage in sales of goods or services. The Fund’s net income (loss) from operations for the years ended December 31, 2020, 2019, 2018, 2017 and 2016 are set forth under “Item 6. Selected Financial Data.” The Fund’s capital as of December 31, 2020, was $33,949,966.

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

Risks Relating to our Business

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

The enactment of the Dodd-Frank Act has resulted in enhanced regulation by the Federal Reserve and may result in enhanced regulation of certain affiliates of UBS AG by the Office of the Comptroller of the Currency. For example, the Dodd-Frank Act generally requires that, in order for an entity to maintain its status as a financial holding company under the Bank Holding Company Act, it and each of its depository institution subsidiaries must be well capitalized and well managed, as those terms are defined by the Federal Reserve. The Dodd-Frank Act also grants the Federal Reserve greater regulatory authority over the subsidiaries of a bank holding company. The Dodd-Frank Act subjected all bank holding companies and foreign banks with more than $50 billion in assets to enhanced supervision and prudential regulation. In 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act created a more tiered enhanced prudential standards regime for banks. It exempted domestic banks with assets between $50 billion and $100 billion from enhanced regulation. The Federal Reserve was granted discretion to apply most individual enhanced prudential provisions to domestic banks with between $100 billion and $250 billion in assets on a case-by-case basis if it would promote financial stability or the institutions’ safety and soundness. Banks that have been designated as Global-Systemically Important Banks (GSIBs) and banks with more than $250 billion in assets remained subject to all Dodd-Frank Act enhanced prudential regulation requirements. The Federal Reserve also applies higher capital and liquidity requirements to bank holding companies with more than $100 billion in consolidated assets than to other bank holding companies.

Speculative position and trading limits may reduce profitability.

The CFTC and U.S. exchanges have established “speculative position limits” on the maximum net long or net short positions which any person or group of persons may hold or control in particular futures and options on futures. . In January 2021, the CFTC finalized new rules that impose position limits on certain futures and option contracts and physical commodity swaps that are “economically equivalent” to such contracts. In addition to speculative position limits, most commodity exchanges also limit fluctuations in futures contract prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” Such regulations could have an adverse effect on the Advisor’s trading for the Fund. The trading instructions of the Advisor may have to be modified, and positions held by the Fund may have to be liquidated in order to avoid exceeding these limits. Such modification or liquidation could adversely affect the operations and profitability of the Fund by increasing transaction costs to liquidate positions and limiting potential profits on liquidated positions.

The Member Designee, the Fund and the Master Fund and their respective service providers and operations are potentially vulnerable to cyber-security attacks or incidents.

Like other business enterprises, the use of the internet and other electronic media and technology exposes the Member Designee, the Fund, the Master Fund and their service providers, and operations, to potential risks from cyber-security attacks or incidents (collectively, “cyber events”). Cyber events may include, for example, unauthorized access to systems, networks or devices, infection from computer viruses or other malicious software code, mishandling or misuse of information and attacks which shut down, disable, slow or otherwise disrupt operations, business processes or website access or functionality. In addition to intentional cyber events, unintentional cyber events can occur. Unintentional cyber events may include, for example, the inadvertent release of confidential information, the mishandling or misuse of information and/or technological limitations or hardware failures (in the markets or otherwise) that constrain the Fund’s and the Master Fund’s ability to gather, process and communicate information efficiently and securely, without interruption.

Any cyber event could adversely affect the Fund’s and/or the Master Fund’s business, financial condition or results of operations and cause the Fund and/or the Master Fund to incur financial loss and expense, as well as face exposure to regulatory penalties or legal claims, reputational damage and additional costs associated with corrective measures. A cyber-security breach could also jeopardize a limited partner’s personal, confidential, proprietary or other information processed and stored in, and transmitted through, the Member Designee's or a service provider’s computer systems. A cyber event may cause the Fund, the Master Fund or their respective service providers to lose proprietary information, suffer data corruption, lose operational capacity (such as, for example, the loss of the ability to process transactions, calculate the Fund’s and/or the Master Fund’s net asset value, or allow investors to transact business) and/or fail to comply with applicable privacy and other laws. Among other potentially harmful effects, cyber events also may result in theft, unauthorized monitoring and failures in the physical infrastructure or operating systems that support the Fund and/or the Master Fund or their respective service providers.

The nature of malicious cyber-attacks is becoming increasingly sophisticated and none of the Member Designee, the Fund nor the Master Fund can control whether a cyber event will adversely affect cyber-security systems of the Advisor or other third-party service providers.

Certain impacts to public health conditions particular to the coronavirus (COVID-19) outbreak that occurred may have a significant negative impact on the operations and profitability of the Master Funds' investments. The extent of the impact to the financial performance of the Master Fund will depend on future developments, including (i) the duration and spread of the outbreak, (ii) the restrictions and advisories, (iii) the effects on the financial markets, and (iv) the effects on the economy overall, all of which are highly uncertain and cannot be predicted.

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

Item 4. Mine Safety Disclosures. Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information. The Fund has issued no stock. There is no public market for the Redeemable Units.

(b)	Holders. The number of holders of Redeemable Units as of December 31, 2020, was 496.

(c)	Dividends. The Fund did not declare a distribution in 2020 or 2019. The Fund does not intend to declare distributions in the foreseeable future.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans. None.

(e)	Performance Graph. Not applicable.

(f)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. For the twelve months ended December 31, 2020, there were additional subscriptions of 992.720 Redeemable Units totaling $1,026,430. For the twelve months ended December 31, 2019, there were additional subscriptions of 4,666.710 Redeemable Units totaling $5,263,000. For the twelve months ended December 31, 2018, there were additional subscriptions of 10,901.036 Redeemable Units totaling $12,779,900. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Exchange Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder (“Regulation D”). The Redeemable Units were purchased by accredited investors as described in Regulation D. In determining the applicability of the exemption, the Member Designee relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the additional subscriptions of Redeemable Units are used in the trading of commodity interests including futures contracts, swaps, options and forward contracts and any other interests pertaining thereto, including interests in commodity pools.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of Redeemable Units by the Fund in the fourth quarter of 2020.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2020 — October 31, 2020	5,955.918	$775.50	N/A	N/A
November 1, 2020 — November 30, 2020	5,544.797	$761.37	N/A	N/A
December 1, 2020 — December 31, 2020	3,287.329	$810.98	N/A	N/A
	14,788.044	$782.62	N/A	N/A

*	Generally, members are permitted to redeem their Redeemable Units as of the end of each month on five business days’ notice to the Member Designee (provided Redeemable Units have been held for three months). Under certain circumstances, the Member Designee can compel redemption, although to date the Member Designee has not exercised this right. Purchases of Redeemable Units by the Fund reflected in the chart above were made in the ordinary course of the Fund’s business in connection with effecting redemptions for members.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day.

Item 6.  Selected Financial Data.

Total trading results, interest income, net income (loss), net income (loss) per unit of Members' capital for the years ended December 31, 2020, 2019, 2018, 2017, and 2016 were as follows:

	2020	2019	2018	2017	2016
Total trading results	$(20,941,340)	$1,563,461	$(1,227,601)	$18,222,946	$(2,515,321)
Total expenses	3,965,104	7,445,590	10,859,251	11,071,089	11,782,846
Interest income allocated from Master Fund	641,078	2,784,628	3,329,852	1,609,322	473,865

Net income (loss)	$(24,265,366)	$(3,097,501)	$(8,757,000)	$8,761,179	$(13,824,302)

Net income (loss) per unit of Members' capital*	$(289.05)	$(26.59)	$(58.74)	$58.35	$(75.18)

Members' capital per unit	$810.98	$1,100.03	$1,126.62	$1,185.36	$1,127.01

Total assets	$36,851,786	$101,879,823	$168,596,780	$186,654,431	$193,320,916

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

Winton Capital Management Limited

The Fund’s assets allocated to the Advisor for trading are not invested in commodity interests directly. The Advisor’s allocation of the Fund’s assets is currently invested in the Master Fund. The Advisor trades the Master Fund’s, and thereby the Fund's, assets in accordance with the Program.

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

(a) Liquidity.

The Fund does not engage in sales of goods or services. Its only assets are its investment in the Master Fund and cash. The Master Fund does not engage in the sale of goods or services. The Master Fund’s only assets are the equity in its trading accounts, consisting of cash and cash equivalents, net unrealized appreciation of open futures contracts, net unrealized appreciation on forward contracts and options, if applicable. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Fund, through its investment in the Master Fund. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2020.

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

For the year ended December 31, 2020, the Fund’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 11.26%. The foregoing margin to equity ratio takes into account cash held in the Fund’s name, as well as the allocable value of the positions and cash held on behalf of the Fund in the name of the Master Fund.

In the normal course of business, the Master Fund, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include futures, forwards and options on futures whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or OTC. Exchange-traded instruments are standardized and include futures and certain forward, swap and option contracts. OTC contracts are negotiated between contracting parties and include certain swaps, forwards and options contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer, or seller, of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. For the years ended December 31, 2020, 2019, and 2018 the Master Fund traded futures contracts only.

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

(ii) The Fund’s capital consists of the capital contributions of the members as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market movements in commodities are dependent upon fundamental and technical factors which the Advisor may or may not be able to identify, such as changing supply and demand relationships, weather, public health epidemics, government agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Fund expenses consist of, among other things, selling agent fees, advisory fees and administrative fees. The level of these expenses is dependent upon the level of trading and the ability of the Advisor to identify and take advantage of price movements in the commodity markets, in addition to the level of Net Assets maintained. In addition, the amount of interest income payable by UBS Securities is dependent upon interest rates over which the Fund has no control.

For the year ended December 31, 2020, there were additional subscriptions of 992.720 Redeemable Units totaling $1,026,430. For the year ended December 31, 2019, there were additional subscriptions of 4,666.710 Redeemable Units totaling $5,263.000. For the year ended December 31, 2018, there were additional subscriptions of 10,901.036 Redeemable Units totaling $12,779,900.

No forecast can be made as to the level of redemptions in any given period. A member may require the Fund to redeem its Redeemable Units at their net asset value as of the last day of a month on five business days’ notice to the Member Designee (provided Redeemable Units have been held for three months). There is no fee charged to members in connection with redemptions. Redemptions generally are funded out of the Fund’s cash holdings. For the year ended December 31, 2020, 49,806.205 Redeemable Units were redeemed totaling $42,557,443. For the year ended December 31, 2019, 58,058.108 Redeemable Units were redeemed totaling $64,728,088. For the year ended December 31, 2018, 21,512.536 Redeemable Units were redeemed totaling $25,064,841.

Redeemable Units were sold to persons and entities who are accredited investors as that term is defined in rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”).

(c) Results of Operations.

For the year ended December 31, 2020, the net asset value per Redeemable Unit decreased (26.28)% from $1,100.03 to $810.98. For the year ended December 31, 2019, the net asset value per Redeemable Unit decreased (2.36)% from $1,126.62 to $1,100.03. For the year ended December 31, 2018, the net asset value per Redeemable Unit decreased (4.96)% from $1,185.36 to $1,126.62.

The Fund, through its investment in the Master Fund, experienced a net trading loss of $20,941,340, before selling agent fees and related fees for the year ended December 31, 2020. Losses were primarily attributable to the trading of commodity futures in stock indices, energy, metals, currencies, and softs and were partially offset by gains in grains, U.S and non-U.S. interest rates and livestock. The net trading gain (or loss) realized from the Fund’s investment in the Master Fund is disclosed on page 24 under “Item 8. Financial Statements and Supplementary Data.”

The market environment was challenging for the Fund in 2020 as several factors, through the course of the year, led to instability in trends across several asset classes. COVID-19 spread globally in the first quarter of 2020, prompting global lockdowns and putting global economies in recession with no visible end in sight of the pandemic. In the second and third quarters of 2020, COVID-19 concerns ebbed and flowed. Additionally, concerns surrounding U.S.-China trade wars, stimulus packages in the U.S. and Europe to jumpstart the economies continued to weigh in on various asset classes. This resulted in markets generally becoming more sensitive to COVID-19 related news and translated to sharp reversals in trends at times. The fourth quarter of 2020 provided relief to markets with approvals and rollout of vaccinations that signaled easing of the pandemic. This created relatively more sustained trends in several risk assets that the Fund was able to benefit from and the Fund posted profits in the fourth quarter of 2020.

The Advisor’s trading program employs the Technical Macro and Fundamental Macro models. Both models contributed to the losses in the year. Technical Macro models are generally biased towards long-term trend-following strategies that have generated attracted returns since the Advisor’s inception. However, as trends became unstable in 2020 and were particularly marked by periods of sharp and steep reversals, these models contributed to losses. Fundamental Macro models were also adversely impacted as markets traded more on COVID-19 sentiment than fundamentals for most of 2020. As a result Fundamental Macro models also contributed to losses. The Advisor determined that some of the models within Fundamental Macro faced uncertain environment and subsequently turned them off. The Advisor also increased allocation to Technical Macro models which now account for 75% of the exposures.

Equities were the biggest detractors for 2020. Most of the Fund’s losses came from the first quarter of 2020. The Fund was long global equities coming into the year following relatively sustained upward trends in equities globally in the fourth quarter of 2019. As global equities sold off sharply in the first quarter of 2020, long position in global equities contributed to the losses. The Advisor’s models gradually reversed and positioned the Fund net short equities at the end of the first quarter of 2020. However, as equities rebounded in second quarter, short equities led to losses. Overall risk to equities gradually declined in the rest of 2020 and they did not contribute meaningfully since the second quarter.

Energy was the second detractor for 2020. The Fund had small losses in each of the quarters that, in the aggregate, were meaningful for the year. The Fund came into 2020 with long positioning in the energy complex. Energy prices rose in fourth quarter of 2019 supported by global growth. As COVID-19 hit globally and triggered global recession, energy prices fell in the first quarter of 2020 and contributed to losses. However, short positions in natural gas offset some of the losses. By the end of the first quarter of 2020, the models reacted to the price action and positioned the Fund net short energy. Energy prices rose in the second quarter of 2020 on prospects of global growth and the Fund experienced losses from short positioning. The Fund continued to be net short energy going into third quarter. In the third quarter of 2020, Hurricane Laura disrupted production, causing energy prices to rise and leading to losses by the Fund. Energy prices fell in September with the weakening U.S. economy and prompted the Advisor’s models to retain net short positioning in the energy complex going into the fourth quarter of 2020. As pandemic fears eased in the fourth quarter of 2020 with vaccination rollouts that raised the prospects of sustained global growth, energy prices rose despite the Organization of the Petroleum Exporting Countries’s (“OPEC”) decision to raise production and led to losses in the fourth quarter of 2020.

Metals contributed to losses in 2020. Coming into 2020, the Fund was short base metals including aluminum and zinc. Base metals declined in the [first quarter of 2020] on recessionary concerns and contributed to gains. The Fund was also long gold, which rose as a safe haven asset in the quarter and contributed to gains. As industrial metals, notably copper and silver, declined in the [first quarter of 2020], the Advisor’s models positioned the Fund net short those metals going into the second quarter of 2020. As market sentiment improved on prospects Europe and China recovering, silver and copper rose nearly 31% and 21% respectively in the second quarter of 2020, which contributed to the losses. As the Fund repositioned, particularly going long silver in the third quarter of 2020, silver declined nearly 17% in the third quarter of 2020 from rising COVID-19 concerns and contributed to losses. The fourth quarter of 2020 was better for the Fund as the Fund was positioned long industrial metals that rose as pandemic concerns eased.

Currencies contributed to the losses in 2020. For reasons related to COVID-19, the U.S. Dollar (as measured by U.S. Dollar Index) exhibited periods of elevated levels of volatility. Underneath, the U.S. Dollar’s price action against other currencies (G-7, commodity linked currencies and emerging market currencies) varied meaningfully. As global growth expectations fluctuated throughout 2020 based on COVID-19 news, notwithstanding the growth and stimulus concerns in the U.S., the U.S. Dollar generally lacked sustained trends. As a result, the Fund’s FX exposures were whipsawed and contributed to losses.

Rates were the best contributors in 2020. The Fund entered the year with shorts global rates. In the U.S. [the Fund was] short rates across several parts of the U.S. yield curve, notably the mid-long end of the curve. As the pandemic hit the U.S. and rates collapsed, the Fund benefited from the short positioning. Since then as longer duration yields generally continued to trend lower globally, the Fund retained its short positioning and generated profits. However, as there was yield compression, the trends generally weakened and Fund gradually reduced risk to rates.

Agricultural commodities were a net positive contributor for 2020. They generated modest losses in the first three quarters of 2020 but recovered from them in the fourth quarter of 2020, ending the year with gains. Ongoing strong demand from Chinese consumers along with hotter-than-expected weather in South America caused soybean, soybean meal and corn prices to continue to rise in the second half of 2020. As their prices rose and trends strengthened, the Fund was positioned long those commodities and generated profits in the fourth quarter of 2020.

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

Petroleum prices climbed during the year due to sanctions on Iran and Venezuela, as well as ongoing production cut compliance by OPEC nations. In the December 2019 meeting, OPEC nations delivered an additional 500,000 bpd cut. Prices trended between January and April 2019, which was followed by range-bound price action that was difficult for the Fund. U.S. natural gas prices consistently declined, as U.S. gas production continued to grow, inventories remained elevated and Appalachian coal prices collapsed by nearly 40%. Appalachian coal is considered a key substitute for U.S. natural gas in power generation. The Fund held high conviction shorts in natural gas, which ranked among the top contributors in 2019.

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

Interest income for the year ended December 31, 2020 decreased by $2,143,550 as compared to the year ended December 31, 2019. The decrease in interest income is primarily due to lower assets under management during the year ended December 31, 2020 as compared to the corresponding period in 2019. The decrease in assets under management is due to trading losses incurred, as well as, redemptions during the year ended December 31, 2020. Interest earned by the Fund will increase the net asset value of the Fund. The amount of interest income earned by the Fund during the reporting period depended on the average daily equity maintained in cash in the Master Fund’s account and upon interest rates over which neither the Fund, the Master Fund nor UBS Securities had control.

Clearing and transaction fees are based on the number of round turns made in the Master Fund's account. Clearing and transaction fees of the Master Fund for the years ended December 31, 2020 and 2019 were $82,548 and $142,278, respectively. The decrease in clearing and transaction fees for the year ended December 31, 2020 is a result of a decrease in the number of futures contracts traded in the year ended December 31, 2020 as compared to the corresponding period in 2019.

Ongoing selling agent fees are calculated as a percentage of the Master Fund's adjusted net assets as of the end of each month and are affected by trading performance, subscriptions and redemptions.

Ongoing selling agent fees of the Fund, and paid for by the Master Fund, for the years ended December 31, 2020 and 2019 were $2,248,722 and $4,375,630. The decrease in ongoing selling agent fees for the year ended December 31, 2020 as compared to the corresponding period in 2019 is due to a decrease in the Fund's average capital account balance at the Master Fund.

Advisory fees are calculated as a percentage of the Fund’s adjusted net assets as of the end of each month and are affected by trading performance, subscriptions and redemptions.

Advisory fees of the Fund for the years ended December 31, 2020 and 2019 were $960,605 and $1,869,369, respectively. The calculation of advisory fees for the years ended December 31, 2020 and 2019 was based on a monthly average net asset value of $64,040,320 and $124,624,584, respectively. The decrease in advisory fees for the year ended December 31, 2020 as compared to the corresponding period in 2019 is due to a decrease in the average net assets.

Administrative fees are paid to Sydling for administering the business and affairs of the Fund. Sydling pays a portion of the administrative fee to the Administrator. These fees are calculated as a percentage of the Fund’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions.

Administrative fees of the Fund for the years ended December 31, 2020 and 2019 were $320,202 and $623,123, respectively. The calculation of administrative fees for the years ended December 31, 2020 and 2019 was based on a monthly average net asset value of $64,040,320 and $124,624,584, respectively. The decrease in administrative fees for the year ended December 31, 2020 as compared to the corresponding period in 2019 is due to a decrease in the average net assets.

Incentive fees to the Advisor are based on the new trading profits generated by the Advisor, paid at the end of each quarter, as defined in the Trading Advisory Agreement among the Master Fund, the Fund, Sydling and the Advisor. There were no incentive fees earned during the years ended December 31, 2020 and 2019.

The Fund pays professional fees, which generally include legal and accounting expenses, and other expenses, which generally include filing and printing fees. Professional fees and other expenses for the years ended December 31, 2020 and 2019 were $257,527 and $345,396, respectively.

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

The Master Fund considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forward, swap and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) and for those contracts that are priced using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). As of and for the years ended December 31, 2020, 2019, and 2018, the Master Fund did not hold any derivative instruments for which market quotations are not readily available and which are priced by broker-dealers who derive fair values for these assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

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

The Master Fund’s Trading Value at Risk in Different Market Sectors

Value at Risk tables represent a probabilistic assessment of the risk of loss in the market risk sensitive instruments. The following tables indicates the trading Value at Risk associated with the Master Fund’s open positions by market category as of December 31, 2020 and 2019, and the highest, lowest and average value at any point during the year/period. All open position trading risk exposures of the Master Fund have been included in calculating the figures set forth below. As of December 31, 2020, the Master Fund’s total capitalization was $33,949,966 and the Fund owned approximately 100% of the Master Fund. The Fund invests substantially all of its assets in the Master Fund. The Master Fund’s Value at Risk as of December 31, 2020 was as follows:

December 31, 2020

(Unaudited)

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$814,231	2.40%	$2,706,895	$338,981	$1,229,286
Energy	$200,468	0.59%	$1,431,251	$79,819	$709,846
Grains	$553,377	1.63%	$1,612,136	$255,865	$771,955
Index	$779,139	2.29%	$2,212,293	$141,270	$752,119
Interest Rate Non-U.S.	$1,842,490	5.43%	$1,842,490	$578,020	$1,175,754
Interest Rate U.S.	$1,771,367	5.22%	$2,126,572	$332,315	$1,229,981
Livestock	$182,786	0.54%	$323,765	$14,723	$110,914
Metals	$309,075	0.91%	$1,691,434	$144,788	$878,627
Softs	$505,785	1.49%	$1,244,092	$103,165	$581,880
Total	$6,958,718	20.50%

*	Annual average month-end Values at Risk

**	Due to rounding

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

The following were the primary trading risk exposures of the Master Fund as of December 31, 2020, by market sector.

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

Cavendish Futures Fund LLC

The following financial statements and related items of the Fund are filed under this Item 8: Oath or Affirmation, Report of Independent Registered Public Accounting Firm, for the years ended December 31, 2020 and 2019; Statements of Financial Condition at December 31, 2020 and 2019; Statements of Operations for the years ended December 31, 2020, 2019 and 2018; Statements of Changes in Members’ Capital for the years ended December 31, 2020, 2019, and 2018; and Notes to Financial Statements.

CAVENDISH FUTURES FUND LLC

Financial Statements
with Report of Independent Registered Public Accounting Firm

For the years ended December 31, 2020 and 2019

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

For the years ended December 31, 2020 and 2019

Financial statements of Sydling WNT Master Fund LLC for the years ended December 31, 2020 and 2019 are attached to these financial statements and are an integral part thereof.

Report of Independent Registered Public Accounting Firm

To the Members and the Board of Directors of Cavendish Futures Fund LLC

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of Cavendish Futures Fund LLC (the “Fund”) as of December 31, 2020 and 2019, and the related statements of operations, changes in members’ capital and the financial highlights for each of the three years in the period ended December 31, 2020 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund at December 31, 2020 and 2019, and the results of its operations, the changes in its members’ capital and its financial highlights for each of the three years ended December 31, 2020 in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgements. We determined that there are no critical audit matters.

We have served as the Fund’s auditor since 2013

Philadelphia, Pennsylvania

March 26, 2021

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

The management of Cavendish Futures Fund LLC has assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our assessment, management concluded that the Fund maintained effective internal control over financial reporting as of December 31, 2020 based on the criteria referred to above.

Jerry Pascucci President and Director Sydling Futures Management LLC Trading Manager, Cavendish Futures Fund LLC	Jennifer Magro Chief Financial Officer Sydling Futures Management LLC Trading Manager, Cavendish Futures Fund LLC

Cavendish Futures Fund LLC

Statements of Financial Condition

December 31, 2020 and 2019
(Expressed in U.S. Dollars)

	2020	2019
ASSETS

Investment in Sydling WNT Master Fund LLC, at fair value (cost $44,051,233 and $100,326,442, respectively)	$33,949,966	$99,746,345
Cash (Note 3f)	169,367	629,266
Receivable from Sydling WNT Master Fund LLC	2,732,453	1,504,212
Total Assets	$36,851,786	$101,879,823

LIABILITIES

Subscriptions received in advance (Note 3f)	$-	$495,200
Redemption payable	2,665,958	1,312,233
Accrued expenses:
Advisory fees (Note 4b)	45,846	126,534
Administrative fees (Notes 4a and 4c)	15,282	42,178
Professional fees and other expenses	174,734	157,333
Total Liabilities	2,901,820	2,133,478

MEMBERS’ CAPITAL

Member Designee (25.000 units, respectively)	20,275	27,501
Non-managing members (41,837.887 units and 90,651.372 units)	33,929,691	99,718,844
Total Members’ Capital	33,949,966	99,746,345
Total Liabilities and Members’ Capital	$36,851,786	$101,879,823
Members’ Capital per unit (based on 41,862.887 units and 90,676.372 units)	$810.98	$1,100.03

See accompanying notes to financial statements and attached financial statements of Sydling WNT Master Fund LLC.

Cavendish Futures Fund LLC

Statements of Operations

For the years ended December 31, 2020, 2019 and 2018
(Expressed in U.S. Dollars)

	2020	2019	2018
INVESTMENT INCOME

Interest income allocated from Sydling WNT Master Fund LLC	$641,078	$2,784,628	$3,329,852

EXPENSES

Expenses allocated from Sydling WNT Master Fund LLC	2,426,770	4,607,702	6,584,047
Incentive fee (Note 4b)	-	-	311,386
Advisory fees (Note 4b)	960,605	1,869,369	2,701,743
Administrative fees (Notes 4a)	320,202	623,123	900,581
Professional fees and other expenses	257,527	345,396	361,494
Total Expenses	3,965,104	7,445,590	10,859,251

NET INVESTMENT INCOME/(LOSS)	(3,324,026)	(4,660,962)	(7,529,399)

TRADING RESULTS

Net realized gain/(loss) allocated from Sydling WNT Master Fund LLC	(24,093,933)	(771,428)	7,985,729
Net change in unrealized appreciation/(depreciation) allocated from Sydling WNT Master Fund LLC	3,152,593	2,334,889	(9,213,330)
Total Trading Results	(20,941,340)	1,563,461	(1,227,601)

Net income/(loss)	(24,265,366)	(3,097,501)	(8,757,000)
Net income/(loss) per unit of Members’ Capital *	$(289.05)	$(26.59)	$(58.74)

* Represents the changes in Members’ Capital per unit.

See accompanying notes to financial statements and attached financial statements of Sydling WNT Master Fund LLC.

Cavendish Futures Fund LLC

Statements of Changes in Members’ Capital

For the years ended December 31, 2020, 2019 and 2018
(Expressed in U.S. Dollars)

	Non-managing members	Member Designee	Total
Members’ Capital at December 31, 2017	$183,321,241	$29,634	$183,350,875

Subscriptions, 10,901.036 units of non-managing member interest	12,779,900	-	12,779,900

Redemptions, 21,512.536 units of non-managing member interest	(25,064,841)	-	(25,064,841)

Net income (loss)	(8,755,531)	(1,469)	(8,757,000)

Members’ Capital at December 31, 2018	$162,280,769	$28,165	$162,308,934

Subscriptions, 4,666.710 units of non-managing member interest	5,263,000	-	5,263,000

Redemptions, 58,058.108 units of non-managing member interest	(64,728,088)	-	(64,728,088)

Net income (loss)	(3,096,837)	(664)	(3,097,501)

Members’ Capital at December 31, 2019	$99,718,844	$27,501	$99,746,345

Subscriptions, 992.720 units of non-managing member interest	1,026,430	-	1,026,430

Redemptions, 49,806.205 units of non-managing member interest	(42,557,443)	-	(42,557,443)

Net income (loss)	(24,258,140)	(7,226)	(24,265,366)

Members’ Capital at December 31, 2020	$33,929,691	$20,275	$33,949,966

See accompanying notes to financial statements and attached financial statements of Sydling WNT Master Fund LLC.

Cavendish Futures Fund LLC

Financial Highlights

For the years ended December 31, 2020, 2019 and 2018
(Expressed in U.S. Dollars)

The following represents the ratios to average non-managing members’ capital and other supplemental information for the years indicated:

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Per share operating performance: [a]
Members’ capital per unit, beginning of year	$1,100.03	$1,126.62	$1,185.36
Income from investment operations:
Net investment income/(loss)	(46.90)	(42.69)	(48.89)
Net realized and unrealized gain/(loss) from investment activities	(242.15)	16.10	(9.85)
Total from investment operations	(289.05)	(26.59)	(58.74)
Members’ capital per unit, end of year	$810.98	$1,100.03	$1,126.62

Ratio/Supplemental Data: [b]
Ratio of net investment income/(loss) to average Members’ capital	(5.24)%	(3.81)%	(4.23)%
Ratio of operating expenses to average Members’ capital before incentive fee	6.25%	6.09%	5.93%
Ratio of incentive fee to average Members’ capital	-	-	0.18%
Ratio of operating expenses to average Members’ capital after incentive fee	6.25%	6.09%	6.11%

Total return before incentive fee [c]	(26.28)%	(2.36)%	(4.78)%
Incentive fee	-	-	(0.18)%
Total return after incentive fee	(26.28)%	(2.36)%	(4.96)%
Members’ capital at end of year	$33,949,966	$99,746,345	$162,308,934

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

December 31, 2020, 2019 and 2018
(Expressed in U.S. Dollars)

1.	Organization

Cavendish Futures Fund LLC (the “Fund”) is a Delaware limited liability company formed on August 7, 2012. Trading operations of the Fund commenced on February 19, 2013. The Fund’s investment objective is to achieve capital appreciation through speculative trading in U.S. and international futures, options on futures and forward markets. The Fund may also engage in swap and other derivative transactions upon approval of Sydling. The Fund invests substantially all of its assets in Sydling WNT Master Fund LLC (the “Master Fund”), also a Delaware limited liability company, that has the same investment objective as the Fund. The financial statements of the Master Fund, including the condensed schedule of investments, are included elsewhere in this report and should be read with the Fund’s financial statements. The percentage of the Master Fund’s capital owned by the Fund at December 31, 2020 and 2019 was 100%. The performance of the Fund is directly affected by the performance of the Master Fund.

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

December 31, 2020, 2019 and 2018
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

December 31, 2020, 2019 and 2018
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

The Fund records its investment in the Master Fund at fair value and is represented by the Fund’s proportionate interest in the members’ capital of the Master Fund at December 31, 2020 and 2019. Valuation of securities held by the Master Fund is discussed in the notes to the Master Fund’s financial statements. The Fund records its pro rata share of the Master Fund’s income, expenses and realized and unrealized gains and losses. The performance of the Fund is directly attributable to the performance of the Master Fund. The Fund records its subscription and redemption of the capital account related to its investment in the Master Fund on the transaction date. The Master Fund will adjust the capital account of the Fund. Brokerage, clearing and transaction fees are incurred by the Master Fund and are reflected in the pro rata allocation received by the Fund from the Master Fund.

Cavendish Futures Fund LLC

Notes to Financial Statements (continued)

December 31, 2020, 2019 and 2018
(Expressed in U.S. Dollars)

3.	Significant Accounting Policies (continued)

f.	Subscriptions Received in Advance

Subscriptions received in advance represent the amounts paid by the non-managing members for a percentage ownership into the Fund which have not yet been added as members’ capital as of December 31, 2020 and 2019. The amount paid is held as cash in the Fund’s escrow account and represents the majority of the cash on the Statements of Financial Condition.

g.	Redemptions Payable

Pursuant to ASC Topic 480, Distinguishing Liabilities from Equity, capital withdrawals effective December 31, 2020 and 2019 have been reflected as redemptions payable in the Statements of Financial Condition.

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

Tax positions with respect to tax at the Master Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. Management has analyzed the Master Fund’s tax positions for the open tax period and has concluded that no provision is required in the Master Fund’s financial statements. The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Statements of Operations. For the years ended December 31, 2020, 2019 and 2018, the Master Fund did not incur any interest or penalties.

Cavendish Futures Fund LLC

Notes to Financial Statements (continued)

December 31, 2020, 2019 and 2018
(Expressed in U.S. Dollars)

4.	Related Party Transactions and Other Agreements

a.	Limited Liability Company Agreement

Sydling administers the business affairs of the Fund including selecting one or more advisors to make trading decisions for the Fund. The Fund will pay Sydling a monthly administration fee in return for its services equal to 1/12 of 0.50% (0.50% per year) of month-end adjusted members’ capital of the Fund. Month-end members’ capital, for the purpose of calculating administration fees are members’ capital, as defined in the Limited Liability Company Agreement, prior to the reduction of the current month’s incentive allocation accrual, the monthly advisory fee, Sydling’s administration fee and any redemptions or distributions as of the end of such month. For the years ended December 31, 2020, 2019 and 2018, the Fund incurred administrative fees of $320,202, $623,123 and $900,581, respectively, of which $15,282, and $42,178 remained payable and is reflected on the Statements of Financial Condition as of December 31, 2020 and 2019, respectively.

Each unit, when purchased by a member, shall be fully paid and non-assessable. No member shall be liable for Fund obligations in excess of the capital contributed by the member, plus such member’s share of undistributed profits, if any.

b.	Trading Advisory Agreement

Sydling, on behalf of the Fund, has entered into an advisory agreement (the “Trading Advisory Agreement”) with the Advisor, a registered commodity trading advisor. The Advisor is not affiliated with Sydling or UBS Securities LLC, the Master Fund’s commodity broker, or its affiliates and is not responsible for the organization or operation of the Fund. The Trading Advisory Agreement provides that the Advisor has sole discretion in determining the investment of the assets of the Fund. The Fund paid the Advisor a monthly advisory fee equal to 1/12 of 1.5% (1.5% per year) of month-end members’ capital of the Fund. Month-end members’ capital, for the purpose of calculating advisory fees are members’ capital, as defined in the Limited Liability Company Agreement, prior to the reduction of the current month’s incentive allocation accrual, the monthly advisory fee, Sydling’s administration fee and any redemptions or distributions as of the end of such month. The Trading Advisory Agreement may be terminated upon notice by either party. For the years ended December 31, 2020, 2019 and 2018, the Fund incurred advisory fees of $960,605, $1,869,369 and $2,701,743, respectively of which $45,846 and $126,534 remained payable and is reflected on the Statements of Financial Condition as of December 31, 2020 and 2019, respectively.

Cavendish Futures Fund LLC

Notes to Financial Statements (continued)

December 31, 2020, 2019 and 2018
(Expressed in U.S. Dollars)

4.	Related Party Transactions and Other Agreements (continued)

b.	Trading Advisory Agreement (continued)

In addition, the Advisor receives a quarterly incentive fee equal to 20% of New Trading Profits, as defined in the Trading Advisory Agreement, earned on behalf of the Fund during each calendar quarter and are issued as special member units. The amount of $311,386 represent the incentive fee earned on new trading profits earned for the year ended December 31, 2018. For the years ended December 31, 2020 and 2019, the Fund did not earned any incentive fees.

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

5.	Subscriptions, Distributions and Redemptions

The Fund will offer units privately through its selling agent, UBS Financial Services Inc. The Fund may engage additional selling agents in the future, including selling agents affiliated or unaffiliated with Sydling. The minimum initial subscription in the Fund is $25,000 (or $10,000 in the case of ERISA Plans). The minimum additional investment for those who are current members and are qualified investors is $10,000. Sydling may, in its sole discretion, lower these amounts. Subscriptions for units are made five business days prior to the end of a month and are made at the net asset value (“NAV”) on the first day of the following month. Sydling may reject any subscription for any reason for a reasonable period of time after receipt. The Fund elected to stop offering units as of June 30, 2020.

Distributions, if any, will be made at the sole discretion of Sydling.

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

Management has evaluated the impact of all subsequent events on the Fund through March 26, 2021, the date these financial statements were available to be issued. Subsequent to year end redemptions were paid to the non-managing members totaling $3,281,349. Management has determined that there were no additional subsequent events requiring recognition or disclosure in the financial statements.

SYDLING WNT MASTER FUND LLC

Financial Statements
with Report of Independent Registered Public Accounting Firm

For the years ended December 31, 2020 and 2019

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

For the years ended December 31, 2020 and 2019

Contents

Report of Independent Registered Public Accounting Firm

To the Members and the Board of Directors of Sydling WNT Master Fund LLC

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of Sydling WNT Master Fund LLC (the “Master Fund”), including the condensed schedules of investments as of December 31, 2020 and 2019, and the related statements of operations, changes in member’s capital and the financial highlights for the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Master Fund at December 31, 2020 and 2019, and the results of its operations, the changes in its member’s capital and its financial highlights for each of the three years ended December 31, 2020 in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Master Fund's management. Our responsibility is to express an opinion on the Master Fund’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Master Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Master Fund is not required to have, nor were we engaged to perform, an audit of the Master Fund’s internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Master Fund’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2020, by correspondence with the custodian and brokers. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgements. We determined that there are no critical audit matters.

We have served as the Master Fund’s auditor since 2013

Philadelphia, Pennsylvania

March 26, 2021

Sydling WNT Master Fund LLC
Statements of Financial Condition

December 31, 2020 and 2019
(Expressed in U.S. Dollars)

	2020	2019
ASSETS

Investments in U.S. Treasury Bills, at fair value (cost $29,997,158 and $84,907,799, respectively)	$29,996,558	$84,927,113
Cash (including restricted cash of $3,479,359 and $12,857,135, respectively)	5,384,608	18,296,632
Net unrealized appreciation on open futures contracts	1,502,152	-
Interest receivable	4,766	49,207
Total Assets	$36,888,084	$103,272,952

LIABILITIES AND MEMBER’S CAPITAL

Net unrealized depreciation on open futures contracts	$-	$1,670,355
Redemptions payable	2,732,453	1,504,212
Accrued expenses:
Selling agent fees	107,303	296,178
Professional fees and other expenses	98,362	55,862
Total Liabilities	2,938,118	3,526,607

Member’s Capital	33,949,966	99,746,345
Total Liabilities and Member’s Capital	$36,888,084	$103,272,952

The accompanying notes are an integral part of these financial statements.

Sydling WNT Master Fund LLC
Condensed Schedules of Investments

December 31, 2020
(Expressed in U.S. Dollars)

			Percent of
Number of			Member’s
Contracts		Fair Value	Capital
	FUTURES CONTRACTS OWNED
238	CURRENCIES	$192,679	0.57%
33	ENERGY	54,193	0.16%
1,563	FINANCIALS	114,460	0.34%
303	GRAINS	446,800	1.31%
138	INDEX	235,112	0.69%
25	MATERIALS	47,305	0.14%
22	MEATS	33,630	0.10%
127	METALS	369,609	1.09%
	TOTAL FUTURES CONTRACTS OWNED	1,493,788	4.40%

	FUTURES CONTRACTS SOLD
(7)	CURRENCIES	(3,149)	(0.01)%
(32)	ENERGY	16,640	0.05%
(9)	FINANCIALS	4,619	0.01%
(5)	GRAINS	(12,305)	(0.04)%
(33)	MEATS	(26,003)	(0.08)%
(47)	METALS	28,562	0.09%
	TOTAL FUTURES CONTRACTS SOLD	8,364	0.02%
	TOTAL FUTURES CONTRACTS	1,502,152	4.42%

	U.S. GOVERNMENT SECURITIES
	U.S. TREASURY BILLS, 0.06%, DUE 3/4/2021 (COST, $29,997,158)	29,996,558	88.36%
	OTHER ASSETS IN EXCESS OF OTHER LIABILITIES	2,451,256	7.22%
	TOTAL MEMBER’S CAPITAL	$33,949,966	100.00%

Percentages shown represent a percentage of member’s capital as of December 31, 2020.

The accompanying notes are an integral part of these financial statements.

Sydling WNT Master Fund LLC
Condensed Schedules of Investments

December 31, 2020
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

Sydling WNT Master Fund LLC

Statements of Operations

For the years ended December 31, 2020, 2019 and 2018

(Expressed in U.S. Dollars)

	2020	2019	2018
INVESTMENT INCOME

Interest income	$641,078	$2,784,628	$3,329,852
Total Investment Income	641,078	2,784,628	3,329,852

EXPENSES

Brokerage, clearing and transaction fees	82,548	142,278	164,983
Selling agent fees	2,248,722	4,375,630	6,323,564
Professional fees	95,500	89,794	95,500
Total Expenses	2,426,770	4,607,702	6,584,047
Net Investment (Loss)	(1,785,692)	(1,823,074)	(3,254,195)

NET REALIZED AND UNREALIZED GAIN/(LOSS) FROM SECURITIES AND DERIVATIVE INSTRUMENTS

Net realized gain/(loss) on securities	45,533	(457)	-
Net realized gain/(loss) on futures and foreign currency	(24,139,466)	(770,971)	7,985,729
Net realized gain/(loss) on futures, foreign currency, and securities	(24,093,933)	(771,428)	7,985,729

Net change in unrealized appreciation/(depreciation) on securities	(19,914)	19,314	-
Net change in unrealized appreciation/(depreciation) on futures and foreign currency	3,172,507	2,315,575	(9,213,330)
Net change in unrealized appreciation/(depreciation) on futures, foreign currency, and securities	3,152,593	2,334,889	(9,213,330)
Net Realized and Change in Unrealized Gain/(Loss) from Securities and Derivative Instruments	(20,941,340)	1,563,461	(1,227,601)
Net Income (Loss)	$(22,727,032)	$(259,613)	$(4,481,796)

The accompanying notes are an integral part of these financial statements.

Sydling WNT Master Fund LLC

Statements of Changes in Member’s Capital

For the years ended December 31, 2020, 2019 and 2018

(Expressed in U.S. Dollars)

	2020	2019	2018
INCREASE (DECREASE) IN MEMBER’S CAPITAL FROM OPERATIONS
Net investment income/(loss)	$(1,785,692)	$(1,823,074)	$(3,254,195)
Net realized gain/(loss) on securities, futures and foreign currency	(24,093,933)	(771,428)	7,985,729
Net change in unrealized appreciation/(depreciation) on securities, futures and foreign currency	3,152,593	2,334,889	(9,213,330)
Net Income (Loss)	(22,727,032)	(259,613)	(4,481,796)

INCREASE (DECREASE) IN MEMBER’S CAPITAL FROM CAPITAL TRANSACTIONS
Subscriptions	1,026,430	5,263,000	12,779,900
Redemptions	(44,095,777)	(67,565,976)	(29,340,045)
Net Increase (Decrease) in Member’s Capital Derived from Capital Transactions	(43,069,347)	(62,302,976)	(16,560,145)
Net Increase (Decrease) in Member’s Capital	(65,796,379)	(62,562,589)	(21,041,941)
Member’s Capital at Beginning of Year	99,746,345	162,308,934	183,350,875
Member’s Capital at End of Year	$33,949,966	$99,746,345	$162,308,934

The accompanying notes are an integral part of these financial statements.

Sydling WNT Master Fund LLC

Financial Highlights

For the years ended December 31, 2020, 2019 and 2018

(Expressed in U.S. Dollars)

The following represents the ratios to average member’s capital and other supplemental information for the years indicated:

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Ratio/Supplemental Data:
Ratio of net investment income/(loss) to average member’s capital [a]	(2.82)%	(1.49)%	(1.83)%
Ratio of total expenses to average member’s capital [a]	3.83%	3.77%	3.70%
Total return [b]	(24.48)%	(0.11)%	(2.67)%
Member’s capital at end of year	$33,949,966	$99,746,345	$162,308,934

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

December 31, 2020, 2019 and 2018

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

December 31, 2020, 2019 and 2018

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

Sydling WNT Master Fund LLC

Notes to Financial Statements

December 31, 2020, 2019 and 2018

(Expressed in U.S. Dollars)

Significant Accounting Policies (continued)

d.	Fair Value Measurements (continued)

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

December 31, 2020, 2019 and 2018

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

The Master Fund considers prices for exchange-traded commodity futures, U.S. Treasuries, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, low volume U.S. Treasuries, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) and for those contracts that are priced using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). As of and for the years ended December 31, 2020, 2019 and 2018, the Master Fund did not hold any derivative instruments for which market quotations are not readily available and which are priced by broker-dealers who derive fair values for these assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). The gross presentation of the fair value of the Master Fund’s derivatives by instrument type is shown in Note 5, “Trading Activities”.

Sydling WNT Master Fund LLC

Notes to Financial Statements

December 31, 2020, 2019 and 2018

(Expressed in U.S. Dollars)

3.	Significant Accounting Policies (continued)

d.	Fair Value Measurements (continued)

At December 31, 2020 and 2019, financial instruments recorded at fair value, consisted of the following:

ASSET TABLE

Description	Total Fair Value at December 31, 2020	Level 1	Level 2	Level 3
Investment in Securities	$29,996,558	$-	$29,996,558	$-
Futures Contracts	1,700,247	1,700,247	-	-
Total Assets	$31,696,805	$1,700,247	$29,996,558	$-

LIABILITIES TABLE

Description	Total Fair Value at December 31, 2020	Level 1	Level 2	Level 3
Futures Contracts	$198,095	$198,095	$-	$-
Total Liabilities	$198,095	$198,095	$-	$-
Net Assets and Liabilities	$31,498,710	$1,502,152	$29,996,558	$-

ASSET TABLE

Description	Total Fair Value at December 31, 2019	Level 1	Level 2	Level 3
Investment in Securities	$84,927,113	$84,927,113	$-	$-
Futures Contracts	3,446,749	3,446,749	-	-
Total Assets	$88,373,862	$88,373,862	$-	$-

LIABILITIES TABLE

Description	Total Fair Value at December 31, 2019	Level 1	Level 2	Level 3
Futures Contracts	$5,117,104	$5,117,104	$-	$-
Total Liabilities	$5,117,104	$5,117,104	$-	$-
Net Assets and Liabilities	$83,256,758	$83,256,758	$-	$-

Sydling WNT Master Fund LLC

Notes to Financial Statements

December 31, 2020, 2019 and 2018

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

Pursuant to ASC Topic 480, Distinguishing Liabilities from Equity, capital withdrawals effective December 31, 2020 and 2019 have been reflected as redemptions payable in the Statements of Financial Condition.

f.	Cash

Cash represents cash held on deposit and in segregated accounts with UBS. The Master Fund considers all cash and short term deposits with original maturity of three months or less to be cash or cash equivalents. There are no cash equivalents held as at December 31, 2020 and 2019. Cash includes the initial cash margin of $3,479,359 and $12,857,135 held by UBS against open derivative positions at December 31, 2020 and 2019, respectively. Cash includes foreign cash balances equal to $1,379,913 (cost $1,336,418) and $3,107,768 (cost $3,061,847) at December 31, 2020 and 2019, respectively.

Sydling WNT Master Fund LLC

Notes to Financial Statements

December 31, 2020, 2019 and 2018

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

December 31, 2020, 2019 and 2018

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

Tax positions with respect to tax at the Master Fund level not deemed to meet the “more-likely-than not” threshold would be recorded as a tax benefit or expense in the current year. Management has analyzed the Master Fund’s tax positions for the open tax period and has concluded that no provision is required in the Master Fund’s financial statements. The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Statements of Operations. For the years ended December 31, 2020, 2019 and 2018, the Master Fund did not incur any interest or penalties.

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

December 31, 2020, 2019 and 2018

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

For the years ended December 31, 2020, 2019 and 2018, the Master Fund incurred brokerage commissions and trading fees of $ 82,548, $142,278 and $ 164,983. For the years ended December 31, 2020, 2019 and 2018, the Master Fund incurred selling agent fees of $2,248,722, $4,375,630 and $6,323,564 of which $107,303 and $296,178 remained payable as of December 31, 2020 and 2019.

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

All of the commodity interests owned by the Master Fund are held for trading purposes. The average number of futures contracts traded for the years ended December 31, 2020 and 2019, based on a monthly calculation, was 2,492 and 3,815, respectively.

Sydling WNT Master Fund LLC

Notes to Financial Statements

December 31, 2020, 2019 and 2018

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

December 31, 2020, 2019 and 2018

(Expressed in U.S. Dollars)

5.	Trading Activities (continued)

The following table indicated the gross fair values of derivative instruments of futures contracts as separate assets and liabilities as of December 31, 2020 and 2019.

	December 31, 2020	December 31, 2019
ASSETS
Futures Contracts
Currencies	$197,364	$308,678
Energy	79,903	723,271
Financials	140,013	97,797
Grains	470,655	134,076
Index	236,906	564,001
Materials	47,305	-
Meats	34,968	370
Metals	493,133	1,618,556
Total unrealized appreciation on open futures contracts	$1,700,247	$3,446,749

LIABILITIES
Futures Contracts
Currencies	$(7,834)	$(889,246)
Energy	(9,070)	(13,809)
Financials	(20,934)	(1,219,047)
Grains	(36,160)	(995,542)
Index	(1,794)	(237,530)
Industrials	-	-
Materials	-	(2,405)
Meats	(27,340)	(32,588)
Metals	(94,963)	(1,726,937)
Total unrealized depreciation on open futures contracts	$(198,095)	$(5,117,104)

Net unrealized appreciation (depreciation) on open futures contracts*	$1,502,152	$(1,670,355)

* These amounts are shown in “Net unrealized appreciation (depreciation) on open futures contracts” on the Statements of Financial Condition.

Sydling WNT Master Fund LLC

Notes to Financial Statements (continued)

December 31, 2020, 2019 and 2018

(Expressed in U.S. Dollars)

5.	Trading Activities (continued)

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the years ended December 31, 2020, 2019 and 2018.

	For the year ended	For the year ended	For the year ended
	December 31, 2020	December 31, 2019	December 31, 2018
	Gain (loss)	Gain (loss)	Gain (loss)
Sector	from trading	from trading	from trading
Currencies	$(3,977,101)	$(44,206)	$(2,937,258)
Energy	(4,270,754)	(4,976,047)	4,471,466
Financials	2,228,760	6,615,138	2,203,747
Grains	(661,184)	(885,767)	1,507,008
Index	(10,930,997)	5,575,320	(4,138,131)
Industrials	-	(8,932)	19,228
Materials	68,130	187,185	(194,510)
Meats	717,126	(1,960,466)	(483,477)
Metals	(4,140,939)	(2,957,621)	(1,675,674)
U.S. Treasury Bills	25,619	18,857	-
	$(20,941,340)**	$1,563,461 **	$(1,227,601)**

** These amounts are shown in “Net Realized and Change in Unrealized Gain/(Loss) from Securities and Derivative Instruments” on the Statements of Operations.

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

Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer, or seller, of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. For the years ended December 31, 2020 and 2019, the Master Fund traded futures and U.S. Treasury Bills.

Sydling WNT Master Fund LLC

Notes to Financial Statements (continued)

December 31, 2020, 2019 and 2018

(Expressed in U.S. Dollars)

6.	Financial Instruments Risks (continued)

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

Certain impacts to public health conditions particular to the coronavirus (COVID-19) outbreak that occurred may have a significant negative impact on the operations and profitability of the Master Funds' investments. The extent of the impact to the financial performance of the Master Fund will depend on future developments, including (i) the duration and spread of the outbreak, (ii) the restrictions and advisories, (iii) the effects on the financial markets, and (iv) the effects on the economy overall, all of which are highly uncertain and cannot be predicted.

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

December 31, 2020, 2019 and 2018

(Expressed in U.S. Dollars)

7.	Subsequent Events

Management has evaluated the impact of all subsequent events on the Master Fund through March 26, 2021, the date these financial statements were available to be issued. Subsequent to year end redemptions were paid to the Fund totaling $3,436,710. Management has determined that there were no additional subsequent events requiring recognition or disclosure in the financial statements.

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

The Member Designee’s President and CFO have evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020 and, based on that evaluation, the Member Designee's President and CFO have concluded that at that date the Fund’s disclosure controls and procedures were effective.

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

There were no changes in the Fund’s internal control over financial reporting during the fiscal quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Item 11. Executive Compensation.

The Fund has no directors or officers. Its affairs are managed by the Member Designee, which receives compensation for its services, as set forth under “Item 1. Business.” UBS Securities, an affiliate of the Member Designee, is the commodity broker for the Fund and receives brokerage commissions and clearing fees for such services, as described under “Item 1. Business.” During the years ended December 31, 2020, 2019, and 2018, UBS Securities earned $82,548, $142,278, and $164,983, respectively, in brokerage commissions and clearing fees from the Master Fund. The Advisor earned $960,605, $1,869,369, and $2,701,743 in advisory fees during 2020, 2019, and 2018, respectively. The Member Designee earned $320,202, $623,123, and $900,581 in administrative fees during 2020, 2019, and 2018, respectively. The Advisor earned an incentive fee of $0, $0, and $311,386 for the years ended December 31, 2020, 2019, and 2018, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners. As of February 29, 2021, there are no beneficial owners of more than 5% of the Redeemable Units outstanding.

(b) Security ownership of management. Under the terms of the LLC Agreement, the Fund’s affairs are managed by the Member Designee. The following table indicates securities owned by management as of December 31, 2020:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Member Designee unit equivalents	Member Designee	25.000	0.06%

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

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees. The aggregate fees billed and accrued for each of the last two fiscal years for professional services rendered by Ernst & Young LLP (“EY”) in the years ended December 31, 2020 and 2019 for the audit of the Fund’s annual financial statements, review of financial statements included in the Fund’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2020	$35,900
2019	$35,900

(2) Audit-Related Fees. None

(3) Tax Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by EY for tax compliance and tax advice given in the preparation of the Fund’s Schedule K1s, the preparation of the Fund’s Form 1065 and preparation of State Tax Returns were:

2020	$66,000
2019	$60,000

(4) All Other Fees. None.

(5) Not Applicable.

(6) Not Applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)	Financial Statements:

Statements of Financial Condition of the Fund at December 31, 2020 and 2019

Statements of Operations for the years ended December 31, 2020, 2019 and 2018

Statements of Changes in Members’ Capital for the years ended December 31, 2020, 2019 and 2018

Notes to Financial Statements

(2)	Exhibits

	Exhibit 3.1	Certificate of Formation (filed as Exhibit 3.1 to the general form for registration of securities on Form 10 filed on May 29, 2014 and incorporated herein by reference).

	(a)	Certificate of Amendment of the Certificate of Formation (filed as Exhibit 3.1(a) to the general form for registration of securities on Form 10 filed on May 29, 2014 and incorporated herein by reference).

	Exhibit 3.2	Application for Authority (filed as Exhibit 3.2 to the general form for registration of securities on Form 10 filed on May 29, 2014 and incorporated herein by reference).

	Exhibit 3.3	LLC Agreement (filed as Exhibit 3.3 to the general form for registration of securities on Form 10 filed on May 29, 2014 and incorporated herein by reference).

	(a)	Amended and Restated LLC Agreement (files as Exhibit 3.3 to the Current Report on Form 8-K filed on July 9, 2018 and incorporated herein by reference).

	Exhibit 4.1	Description of Securities (filed as Exhibit 4.1 to the Form 10-K filed on March 30, 2020 and incorporated herein by reference).

Exhibit 10.1	Customer Agreement between the Master Fund and UBS Securities (filed as Exhibit 10.1 to the general form for registration of securities on Form 10 filed on May 29, 2014 and incorporated herein by reference).

Exhibit 10.2	Agency Agreement between the Fund and UBS Financial Services (filed as Exhibit 10.2 to the general form for registration of securities on Form 10 filed on May 29, 2014 and incorporated herein by reference).

(a)	Amended and Restated Selling Agent Agreement between the Fund and UBS Financial Services (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on July 12, 2016 and incorporated herein by reference).

(b)	Second Amended and Restated Selling Agent Agreement between the Fund and UBS Financial Services (filed as Exhibit 10.2(b) to the Form 10-Q filed on November 14, 2016 and incorporated herein by reference).

Exhibit 10.3	Trading Manager Agreement among the Fund, the Master Fund and Sydling (filed as Exhibit 10.3 to the general form for registration of securities on Form 10 filed on May 29, 2014 and incorporated herein by reference).

Exhibit 10.4	Trading Advisory Agreement among the Master Fund, the Fund, Sydling and the Advisor (filed as Exhibit 10.4 to the general form for registration of securities on Form 10 filed on May 29, 2014 and incorporated herein by reference).

(a)	Letter from Sydling extending the Trading Advisory Agreement for 2015, dated June 29, 2014 (filed as Exhibit 10.4(a) to the Form 10-Q filed on August 14, 2014 and incorporated herein by reference).

(b)	Letter from Sydling extending the Trading Advisory Agreement for 2016, dated June 26, 2015 (filed as Exhibit 10.4(b) to the Form 10-Q filed on August 14, 2015 and incorporated herein by reference).

(c)	Letter from Sydling extending the Trading Advisory Agreement for 2017, dated June 16, 2016 (filed as Exhibit 10.4(c) to the Form 10-Q filed on November 14, 2016 and incorporated herein by reference).

(d)	Letter from Sydling extending the Trading Advisory Agreement for 2018, dated June 30, 2017 (filed as Exhibit 10.4(d) to the Form 10-Q filed on November 14, 2017 and incorporated herein by reference).

(e)	Amendment Agreement to the Trading Advisory Agreement, dated December 13, 2018 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on December 17, 2018 and incorporated herein by reference).

Exhibit 10.5	Fee Arrangement Agreement among Sydling, the Master Fund and UBS Securities (filed as Exhibit 10.5 to the general form for registration of securities on Form 10 filed on May 29, 2014 and incorporated herein by reference).

(a)	First Amended and Restated Fee Arrangement Agreement among Sydling, the Master Fund and UBS Securities (filed as Exhibit 10.5 to the Form 10-Q filed on August 15, 2016 and incorporated herein by reference).

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
Date: March 31, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/Jerry Pascucci	/s/ Daryl Dewbrey	/s/ James Pellicane
Jerry Pascucci	Daryl Dewbrey	James Pellicane
President and Director	Director	Director
Sydling Futures Management LLC	Sydling Futures Management LLC	Sydling Futures Management LLC
Date: March 31, 2021	Date: March 31, 2021	Date: March 31, 2021

/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer
Sydling Futures Management LLC
Date: March 31, 2021

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

Annual Report to Members

No proxy material has been sent to Members.

30