Form 10-Q
period 2021-03-31
Cavendish Futures Fund LLC
filed 2021-05-17
CIK 1562622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

(212) 713-3234

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 30, 2021, 37,086.093 Limited Liability Company Redeemable Units were outstanding.

CAVENDISH FUTURES FUND LLC

Form 10-Q

Index

		Page
		Number
PART I — Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at March 31, 2021 (unaudited) and December 31, 2020	3

	Statements of Operations and Changes in Members’ Capital for the three months ended March 31, 2021 and 2020 (unaudited)	4

	Notes to Financial Statements, including the Financial Statements of Sydling WNT Master Fund LLC (unaudited)	5 – 18

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19 – 21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22 – 23

Item 4.	Controls and Procedures	24

PART II — Other Information		25 – 27

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

Exhibit 101.CAL — XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.LAB — XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE — XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit 101.DEF — XBRL Taxonomy Extension Definition Document.

PART I

Item 1. Financial Statements

Cavendish Futures Fund LLC

Statements of Financial Condition

	(Unaudited)
	March 31, 2021	December 31, 2020
ASSETS

Investment in Sydling WNT Master Fund LLC, at fair value	$31,727,438	$33,949,966
Cash	151,821	169,367
Receivable from Sydling WNT Master Fund LLC	423,083	2,732,453
Total Assets	$32,302,342	$36,851,786

LIABILITIES

Redemptions payable	$346,874	$2,665,958
Accrued expenses:
Advisory fees	40,160	45,846
Administrative fees	13,387	15,282
Professional fees and other expenses	174,483	174,734
Total Liabilities	574,904	2,901,820

MEMBERS’ CAPITAL

Member Designee (25.000 Redeemable Units)	21,179	20,275
Non-managing members (37,425.673 and 41,837.887 Redeemable Units)	31,706,259	33,929,691

Total Members’ Capital	31,727,438	33,949,966
Total Liabilities and Members’ Capital	$32,302,342	$36,851,786
Members’ Capital per Redeemable Unit (based on 37,450.673 and 41,862.887 Redeemable Units)	$847.18	$810.98

See accompanying notes to financial statements and attached financial statements of Sydling WNT Master Fund LLC.

Cavendish Futures Fund LLC

Statements of Operations and Changes in Members’ Capital

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020
INVESTMENT INCOME

Interest allocated from Sydling WNT Master Fund LLC	$3,735	$379,089

EXPENSES

Expenses allocated from Sydling WNT Master Fund LLC	323,717	871,230
Advisory fees	123,892	347,552
Administrative fees	41,297	115,851
Professional fees and other expenses	66,381	77,429
Total Expenses	555,287	1,412,062

NET INVESTMENT (LOSS)	(551,552)	(1,032,973)

TRADING RESULTS

Net realized gain/(loss) allocated from Sydling WNT Master Fund LLC	3,447,303	(15,144,486)
Net change in unrealized appreciation/(depreciation) allocated from Sydling WNT Master Fund LLC	(1,490,056)	4,608,214
Total Trading Results	1,957,247	(10,536,272)

Net income/(loss)	1,405,695	(11,569,245)

Subscriptions — 0 and 528.887 units of non-managing member interest, respectively	—	576,430
Redemptions — 4,412.214 and 6,206.232 units of non-managing member interest, respectively	(3,628,223)	(6,269,017)

Net increase/(decrease) in Members’ Capital	(2,222,528)	(17,261,832)

Members’ Capital, beginning of period	$33,949,966	$99,746,345

Members’ Capital, end of period	$31,727,438	$82,484,513

Net income/(loss) per Redeemable Unit*	$36.20	$(129.61)

Weighted average Redeemable Units outstanding	38,502,800	84,466.361

See accompanying notes to financial statements and attached financial statements of Sydling WNT Master Fund LLC.

* Represents the changes in Members' Capital per unit

Cavendish Futures Fund LLC

Notes to Financial Statements

March 31, 2021

(Unaudited)

1. General

Cavendish Futures Fund LLC (the “Fund”) is a Delaware limited liability company formed on August 7, 2012. Trading operations of the Fund commenced on February 19, 2013. The Fund’s investment objective is to achieve capital appreciation through speculative trading in U.S. and international futures, options on futures and forward markets. The Fund may also engage in swap and other derivative transactions upon approval of Sydling Futures Management LLC ("Sydling"). The Fund privately and continuously offers redeemable units of limited liability company interest in the Fund (“Redeemable Units”) to qualified investors and subscriptions are generally accepted monthly. There is no maximum number of Redeemable Units that may be sold by the Fund. The Fund invests substantially all of its assets in the Sydling WNT Master Fund LLC (“Master Fund”), also a Delaware limited liability company, which has the same investment objective as the Fund. The Master Fund’s Statements of Financial Condition, including Condensed Schedules of Investments and Statements of Operations and Changes in Member’s Capital are included herein. The percentage of the Master Fund’s capital owned by the Fund at March 31, 2021 and December 31, 2020 was 100%. The performance of the Fund is directly affected by the performance of the Master Fund.

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

The accompanying financial statements and notes are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read in conjunction with the financial statements and notes included in the Fund’s Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (the “SEC”).

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

The Master Fund’s Statements of Financial Condition and Condensed Schedules of Investments as of March 31, 2021 and December 31, 2020 and Statements of Operations and Changes in Member’s Capital for the three months ended March 31, 2021 and 2020 are presented below:

Sydling WNT Master Fund LLC

Statements of Financial Condition

	(Unaudited)
	March 31, 2021	December 31, 2020
ASSETS

Investment in U.S. Treasury Bills, at fair value (cost $27,999,728 and $29,997,158, respectively)	$27,999,524	$29,996,558
Cash (including restricted cash of $3,238,812 and $3,479,359, respectively)	4,270,030	5,384,608
Net unrealized appreciation on open futures contracts	11,700	1,502,152
Interest receivable	550	4,766
Total Assets	$32,281,804	$36,888,084

LIABILITIES AND MEMBER'S CAPITAL

Redemptions payable	$423,083	$2,732,453
Accrued expenses:
Selling agent fees	94,047	107,303
Professional fees and other expenses	37,236	98,362
Total Liabilities	554,366	2,938,118

MEMBER’S CAPITAL

Member's Capital	31,727,438	33,949,966
Total Liabilities and Member’s Capital	$32,281,804	$36,888,084

Sydling WNT Master Fund LLC

Condensed Schedule of Investments

March 31, 2021

(Unaudited)

			Percent of
Number of			Member’s
Contracts		Fair Value	Capital
	FUTURES CONTRACTS OWNED
328	CURRENCIES	$(100,733)	(0.32%)
78	ENERGY	(9,400)	(0.03%)
520	FINANCIALS	(217,929)	(0.68%)
213	GRAINS	39,604	0.12%
122	INDEX	66,405	0.21%
11	MATERIALS	(45,645)	(0.14%)
66	MEATS	112,190	0.35%
65	METALS	(111,055)	(0.35%)
	TOTAL FUTURES CONTRACTS OWNED	(266,563)	(0.84%)

	FUTURES CONTRACTS SOLD
(130)	CURRENCIES	247,420	0.78%
(16)	ENERGY	(3,880)	(0.01%)
(92)	FINANCIALS	21,277	0.07%
(8)	GRAINS	6,126	0.02%
(19)	METALS	7,320	0.02%
	TOTAL FUTURES CONTRACTS SOLD	278,263	0.88%
	TOTAL FUTURES CONTRACTS	11,700	0.04%

	U.S. GOVERNMENT SECURITIES
	U.S. TREASURY BILLS, 0.%, DUE 12/17/20 (COST, $27,999,728)	27,999,524	88.25%
	OTHER ASSETS IN EXCESS OF OTHER LIABILITIES	3,716,214	11.71%
	TOTAL MEMBER’S CAPITAL	$31,727,438	100.00%

Percentages shown represent a percentage of member’s capital as of March 31, 2021.

Sydling WNT Master Fund LLC

Condensed Schedule of Investments

December 31, 2020

			Percent of
Number of			Member’s
Contracts		Fair Value	Capital
	FUTURES CONTRACTS OWNED
238	CURRENCIES	$192,679	0.57%
33	ENERGY	54,193	0.16%
1,563	FINANCIALS	114,460	0.34%
303	GRAINS	446,800	1.31%
138	INDEX	235,112	0.69%
25	MATERIALS	47,305	0.14%
22	MEATS	33,630	0.10%
127	METALS	369,609	1.09%
	TOTAL FUTURES CONTRACTS OWNED	1,493,788	4.40%

	FUTURES CONTRACTS SOLD
(7)	CURRENCIES	(3,149)	(0.01%)
(32)	ENERGY	16,640	0.05%
(9)	FINANCIALS	4,619	0.01%
(5)	GRAINS	(12,305)	(0.04%)
(33)	MEATS	(26,003)	(0.08%)
(47)	METALS	28,562	0.09%
	TOTAL FUTURES CONTRACTS SOLD	8,364	0.02%
	TOTAL FUTURES CONTRACTS	1,502,152	4.42%

	U.S. GOVERNMENT SECURITIES
	U.S. TREASURY BILLS, 0.06%, DUE 3/4/2021 (COST, $29,997,158)	29,996,558	88.36%
	OTHER ASSETS IN EXCESS OF OTHER LIABILITIES	2,451,256	7.22%
	TOTAL MEMBER’S CAPITAL	$33,949,966	100.00%

Percentages shown represent a percentage of member’s capital as of December 31, 2020.

Sydling WNT Master Fund LLC

Statements of Operations and Changes in Member’s Capital

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020
INVESTMENT INCOME

Interest income	$3,735	$379,089

EXPENSES

Clearing and transaction fees	9,723	33,801
Selling agent fees	290,119	813,554
Professional fees	23,875	23,875
Total Expenses	323,717	871,230

NET INVESTMENT (LOSS)	(319,982)	(492,141)

NET REALIZED AND UNREALIZED GAIN/(LOSS) FROM DERIVATIVE INSTRUMENTS AND SECURITIES

Net realized gain/(loss) on futures and foreign currency	3,447,303	(15,144,486)
Net change in unrealized appreciation/(depreciation) on futures and foreign currency	(1,490,452)	4,353,461
Net change in unrealized appreciation/(depreciation) on securities	396	254,753
Net Realized and Change in Unrealized Gain/(Loss) from Derivative Instruments and Securities	1,957,247	(10,536,272)

Net income/(loss)	1,637,265	(11,028,413)

INCREASE/(DECREASE) IN MEMBER’S CAPITAL FROM CAPITAL TRANSACTIONS

Subscriptions	—	576,430
Redemptions	(3,859,793)	(6,809,849)

Net Increase in Member’s Capital Derived from Capital Transactions	(3,859,793)	(6,233,419)
Net Increase in Member’s Capital	(2,222,528)	(17,261,832)
Member’s Capital, Beginning of Period	33,949,966	99,746,345
Member’s Capital, End of Period	$31,727,438	$82,484,513

2.	Financial Highlights

Changes in the net asset value per Redeemable Unit for the three months ended March 31, 2021 and 2020 are as follows:

Financial Highlights of the Fund:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Per share operating performance: (a)
Members’ capital per Redeemable Unit, beginning of period	$810.98	$1,100.03
Income/(loss) from investment operations:
Net investment (loss) including incentive fee	(13.92)	(11.51)
Net realized and unrealized gain/(loss) from investment activities	50.12	(118.10)
Total from investment operations	36.20	(129.61)
Members’ capital per Redeemable Unit, end of period	$847.18	$970.42

Ratio/Supplemental Data: (b)
Ratio of net investment (loss) to average Members’ capital	(6.83)%	(4.45)%
Ratio of total expenses to average Members’ capital	6.87%	6.09%
Ratio of incentive fee to average Members’ capital	—%	—%
Ratio of total expenses and incentive fee to average Members’ capital	6.87%	6.09%

Total return before incentive fee (c)	4.46%	(11.78)%
Incentive fee	—%	—%
Total return after incentive fee	4.46%	(11.78)%

Members’ capital at end of period	$31,727,438	$82,484,513

Total return and the ratios to average Member’s capital are calculated for investor’s capital taken as a whole. An individual investor’s capital may vary from these ratios and total return based on the timing of capital transactions.

(a)	Per share operating performance is calculated on a monthly basis by dividing each line item by the outstanding units at month-end prior to the reduction of redeemed units.

(b)	The ratios to average Members’ capital are annualized. The average Members’ capital used in the above ratios is an average of each month-end Members’ capital during the period. Ratios include the Fund's share of income and expense allocated from the Master Fund.

(c)	Total return assumes a purchase of an interest in the Fund at the beginning of the period and a sale of the interest on the last day of the period noted. Total return is reflected after all investment-related and operating expenses, including the Advisory and Administrative fees. Total return is not annualized.

Financial Highlights of the Master Fund:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Ratio/Supplemental Data: (a)
Ratio of net investment loss to average member’s capital	(3.96)%	(2.12)%
Ratio of total expenses to average member’s capital	4.01%	3.76%
Total return (b)	5.20%	(11.27)%
Member’s capital at end of period	$31,727,438	$82,484,513

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

All of the commodity interests owned by the Master Fund are held for trading purposes. The average number of futures contracts traded for the three months ended March 31, 2021 and 2020, based on a monthly calculation, was 1,136 and 4,238, respectively.

The following tables indicate the gross fair values of derivative instruments of the Master Fund's futures contracts as separate assets and liabilities as of March 31, 2021 and December 31, 2020.

	March 31, 2021	December 31, 2020
ASSETS
Futures Contracts
Currencies	$306,682	$197,364
Energy	108,128	79,903
Financials	45,181	140,013
Grains	187,819	470,655
Index	113,022	236,906
Materials	—	47,305
Meats	112,190	34,968
Metals	95,362	493,133
Total unrealized appreciation on open futures contracts	$968,384	$1,700,247

LIABILITIES
Futures Contracts
Currencies	$(159,995)	$(7,834)
Energy	(121,408)	(9,070)
Financials	(241,834)	(20,934)
Grains	(142,089)	(36,160)
Index	(46,616)	(1,794)
Materials	(45,645)	—
Meats	—	(27,340)
Metals	(199,097)	(94,963)
Total unrealized depreciation on open futures contracts	$(956,684)	$(198,095)

Net unrealized appreciation (depreciation) on open futures contracts*	$11,700	$1,502,152

* These amounts are presented as Net unrealized appreciation or (depreciation) on open futures contracts on the Master Fund’s Statements of Financial Condition.

The following table indicates the trading gains and losses, by market sector, on the Master Fund's derivative instruments and securities for the three months ended March 31, 2021 and 2020.

	Three months ended March 31, 2021		Three months ended March 31, 2020
Sector	Gain/(loss) from trading		Gain/(loss) from trading
Currencies	$188,540		$(1,646,019)
Energy	622,347		(1,802,501)
Financials	(845,771)		1,606,460
Grains	629,098		(1,118,539)
Index	868,921		(9,358,674)
Materials	31,630		309,645
Meats	264,405		640,908
Metals	197,681		577,695
U.S. Treasury Bills	396		254,753
	$1,957,247	**	$(10,536,272)**

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

The Master Fund considers prices for U.S. Treasury bills, exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, low volume U.S. Treasury bills, swap and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) and for those contracts that are priced using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). As of and for the periods ended March 31, 2021 and December 31, 2020, the Master Fund did not hold any derivative instruments for which market quotations are not readily available and which are priced by broker-dealers who derive fair values for these assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

The following is a summary of the Master Fund’s investments at fair value. The inputs or methodology used for valuing derivative instruments are not necessarily an indication of the risk associated with investing in those derivative instruments.

ASSET TABLE (Unaudited)

Description	Total Fair Value at March 31, 2021	Level 1	Level 2	Level 3
U.S. Treasury bills	$27,999,524	$-	$27,999,524	$-
Futures Contracts	968,384	968,384	-	-
Total Assets	$28,967,908	$968,384	$27,999,524	$-

LIABILITIES TABLE (Unaudited)

Description	Total Fair Value at March 31, 2021	Level 1	Level 2	Level 3
Futures Contracts	$956,684	$956,684	$-	$-
Total Liabilities	$956,684	$956,684	$-	$-
Net Assets and (Liabilities)	$28,011,224	$11,700	$27,999,524	$-

ASSET TABLE

Description	Total Fair Value at December 31, 2020	Level 1	Level 2	Level 3
U.S. Treasury bills	$29,996,558	$-	$29,996,558	$-
Futures Contracts	1,700,247	1,700,247	-	-
Total Assets	$31,696,805	$1,700,247	$29,996,558	$-

LIABILITIES TABLE

Description	Total Fair Value at December 31, 2020	Level 1	Level 2	Level 3
Future Contracts	$198,095	$198,095	$-	$-
Total Liabilities	$198,095	$198,095	$-	$-
Net Assets and (Liabilities)	$31,498,710	$1,502,152	$29,996,558	$-

5.	Financial Instrument Risks

In the normal course of business, the Master Fund is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include futures, forwards and options on futures whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility ("SEF"), or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forward and options contracts. OTC contracts are negotiated between contracting parties and include certain forward, option and swap contracts. Certain swap contracts may also be traded on a SEF. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer, or seller, of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded or SEF traded instruments because of the greater risk of default by the counterparty to an OTC contract. For the three months ended March 31, 2021 the Master Fund traded futures contracts and U.S. Treasury bills.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Master Fund’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Master Fund has credit risk and concentration risk because the sole counterparty or broker with respect to the Master Fund’s assets is UBS Securities or a UBS affiliate. Credit risk with respect to exchange-traded instruments is reduced to the extent that through UBS Securities, the Master Fund’s counterparty is an exchange or clearing organization. Futures contracts are conducted through regulated exchanges which have margin requirements, and are settled in cash on a daily basis, thereby minimizing credit risk. The Fund posted securities as collateral with a fair value of $3,238,812 in connection with margin requirements as of March 31, 2021.

Certain impacts to public health conditions particular to the ongoing coronavirus (COVID-19) outbreak may have a significant negative impact on the operations and profitability of the Fund and the Master Fund’s investments. The extent of the impact to the financial performance of the Fund and the Master Fund will depend on future developments, including (i) the duration of the outbreak, (ii) the continued restrictions and advisories, (iii) the availability and efficacy of vaccines and other public health measures, (iv) the effects on the financial markets, and (v) the effects on the economy overall, all of which are highly uncertain and cannot be predicted.

6.	Significant Accounting Policies

The Fund’s and the Master Fund’s accounting policies are the same and are consistent with the accounting policies in the Fund’s financial statements on Form 10-K for the year ended December 31, 2020.

The Fund and the Master Fund have determined their status as investment companies and as such, follow the accounting and reporting requirements of Accounting Standards Codification (“ASC”) 946, Financial Services – Investment Companies.

Statement of Cash Flows. The Fund is not required to provide a Statement of Cash Flows in accordance with ASC 230 – Statement of Cash Flows.

Investment in Master Fund. The Fund records its investment in the Master Fund at fair value and is represented by the Fund’s proportionate interest in the capital of the Master Fund at March 31, 2021 and December 31, 2020. Valuation of securities held by the Master Fund is discussed in the Notes to the Master Fund’s financial statements on Form 10-K for the year ended December 31, 2020. The Fund records its pro rata share of the Master Fund’s income, expenses and realized and unrealized gains and losses. The performance of the Fund is directly attributable to the performance of the Master Fund. The Fund records its subscription and withdrawal of the capital account related to its investment in the Master Fund on the transaction date. The Master Fund will adjust the capital account of the Fund. Brokerage, clearing and transaction fees are incurred by the Master Fund and are reflected in the pro rata allocation received by the Fund from the Master Fund.

Subscriptions Received in Advance. Subscriptions received in advance represent amounts paid by the non-managing Members for a percentage ownership into the Fund which have not yet been added as Members’ capital as of March 31, 2021 and December 31, 2020. The amount paid is held as cash in the Fund’s escrow account and represents the majority of the cash on the Fund’s Statements of Financial Condition.

Redemptions Payable. Pursuant to ASC Topic 480, Distinguishing Liabilities from Equity, capital withdrawals effective March 31, 2021 and December 31, 2020 have been reflected as redemptions payable in the Statements of Financial Condition.

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

Tax positions with respect to tax at the Master Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. Sydling has analyzed the Master Fund’s tax positions for the open tax period and has concluded that no provision is required in the Master Fund’s financial statements. The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in its Statements of Operations and Changes in Member’s Capital. For the periods ended March 31, 2021 and December 31, 2020, the Master Fund did not incur any interest or penalties.

The Master Fund earns interest income on 100% of the average daily equity in the Master Fund's brokerage account at a rate equal to the monthly average 30-day U.S. Treasury bill rate. Beginning June 1, 2019, the Master Fund placed the majority of its cash in U.S. Treasury bills. The Master Fund receives 100% of the interest earned on U.S. Treasury bills.

7.	Subsequent Events

Sydling has evaluated the impact of all subsequent events on the Fund through the date of the filing. Sydling has determined that there were no additional subsequent events requiring recognition or disclosure in the financial statements except as disclosed herein.

Subsequent to March 31, 2021, redemptions of $318,237 will be paid to the non-managing Members.

In addition, Sydling, in its role as Member Designee of the Fund, has determined that it is in the best interest of the Fund to terminate the Fund. Accordingly, Sydling intends to effect a compulsory redemption of the units of all Members effective on or about May 31, 2021 and to dissolve and terminate the Fund in accordance with the terms of the LLC Agreement.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Fund does not engage in sales of goods or services. Its only assets are its investment in the Master Fund, cash and receivables from the Master Fund. The Master Fund does not engage in the sale of goods or services. The Master Fund’s only assets are its equity in its trading accounts, consisting of cash, net unrealized appreciation/(depreciation) on open futures contracts, interest receivable and U.S. Treasury bills. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Fund, through its investment in the Master Fund. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the first quarter of 2021.

For the three months ended March 31, 2021 and 2020, the Master Fund’s average margin to equity ratio was 9.86% and 10.39%, respectively.

The Fund’s capital consists of the capital contributions of the Members as increased or decreased by income/(loss) from its investment in the Master Fund and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2021, the Fund’s capital decreased 6.55% from $33,949,966 to $31,727,438. This decrease was attributable to a net income from operations of $1,405,695 which was offset by redemptions of Redeemable Units resulting in an outflow of $3,628,223.

The Master Fund’s capital consists of the capital contributions of the investors of the Master Fund as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, withdrawals of interest from the Master Fund and distributions of profits, if any.

For the three months ended March 31, 2021, the Master Fund’s capital decreased 6.55% from $33,949,966 to $31,727,438. This decrease was attributable to a income from operations of $1,637,265, which was offset by the withdrawal of interest in the Master Fund resulting in an outflow of $3,859,793.

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

Results of Operations

During the Fund’s first quarter of 2021, the net asset value per Redeemable Unit increased 4.46% from $810.98 to $847.18. The Fund, for its own account, through its investment in the Master Fund, experienced a net trading gain before brokerage fees and related fees in the first quarter of 2021 of $1,957,247. Gains were primarily attributable to the Master Fund’s trading of commodity futures in indices, energy, grains, livestock, metals and currencies and were partially offset by losses in non-U.S. and U.S. interest rates.

During the quarter, risk assets generally appreciated as COVID vaccinations were administered globally and economies started to reopen. Although a potential third wave hitting Europe caused prices to pull back in March briefly, global equities and commodities posted gains for the quarter. The U.S. Dollar broadly rose against most major currencies, particularly Yen, and added to gains. Rising global interest rates contributed to losses.

Equity indices were the best contributors during the quarter on a gross basis. As the end of the pandemic appeared to be in sight, global growth was on a firmer footing that supported global equity markets. The fund was generally long equities globally and had diversified gains with Japanese and European indices being the main drivers of returns.

Energy was the next best contributor during the quarter. The fund was generally long the energy complex and profited as energy prices rose supported by global growth. Additionally, unexpected adverse weather in Texas in February disrupted oil production that also led to higher prices. Notable drivers of returns were longs in WTI and heating oil.

Grains and softs generated gains during the quarter. Soybeans and soybean oil continued to see strong demand from Chinese consumers and their prices rose. Sugar prices also rose in the quarter due to a combination of hotter weather in Thailand and reduced supply from India as they faced COVID-driven logistics issues. The fund was long sugar and generated gains. Cotton prices rose as U.S. farmers preferred to sow soybeans due to increased demand from the Chinese. Additionally, several clothing manufacturers shunned Chinese cotton output due to concerns from forced labor in China. The fund was long cotton and generated gains.

Livestock performed positively with most of the gains from long positions in lean hogs. The Philippines and China were hit by African swine fever that reduced production. As a result, the Philippines ended a two-month ceiling on pork prices and cut back on tariffs that allowed U.S. farmers to export to the Philippines. In addition, as businesses started to reopen in U.S., demand for pork started to rise that also resulted in a price increase.

Currencies generated gains with majority of the gains coming from short positions in Japanese Yen. Yen, that is sensitive to the interest rate differential between U.S. and Japan, fell to a 10-month low in March as U.S. Treasury yields started to rise particularly on the long end.

Metals generated gains with most of the gains being generated in February from base metals with long positions in copper and aluminum being the best performers. Base metals rose sharply in February driven by demand from global growth that contributed to gains.

Interest rates were the sole detractors for the quarter. Losses were spread across the quarter from U.S. and non-U.S. exposures. The fund entered the quarter with broadly long exposures in U.S. and Europe. As global interest rates plummeted earlier in 2020 and remained low, the fund was generally positioned long interest rates. As rates started to rise in 2021, the fund experienced losses.

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

The Fund was positioned long several global equity Indices coming into the first quarter of 2020. These included S&P 500, Dow Jones Industrial Average, CAC 40, DAX and major Asian indices. In January 2020, as COVID-19 started to threaten global growth, global equities started to fall. The Fund continued to be long global equity indices in January and February although risk gradually declined. In March, the Fund was initially long global equity indices but reversed to short positions in Asian, European and U.S. indices. These long positions in global equity indices during most of the quarter contributed to losses as global equities fell sharply. The Fund was short Russell 2000 in the quarter which generated gains to offset some of the losses.

In currencies, U.S. dollar performance was mixed against notable currencies during the first quarter of 2020. As fears of COVID-19 spreading into the U.S. rose in February 2020, the U.S. dollar moved meaningfully against several developed, as well as, emerging market currencies. In mid-March 2020, as Federal Reserve announced that it is lowering interest rates to near zero in response to deteriorating economy, the U.S. dollar rebounded. The Fund experienced most of the losses in currencies in March 2020. Long positions in Mexican Peso and British Pound were the main drivers of losses. The Fund was short Australian Dollar which was profitable and offset some of the losses.

Interest Rates broadly generated gains during the first quarter of 2020. Within the asset class, U.S. interest rate exposures were profitable while non-U.S. rates detracted. Main drivers of gains in U.S. interest rates were long exposures in U.S. Ultra bond, 30 year and 10 year treasuries. As U.S. treasury yields across the curve broadly declined during the course of the quarter, these exposures generated gains. The Fund was short U.S. 2 year and 5 year treasuries that generated losses as their yields fell. Overseas, the Fund had losses driven mostly from long Euribor exposure.

Grains, including softs, generated losses in the first quarter of 2020. Losses were driven by long coffee and short sugar exposures as their trends reversed in the quarter. Cotton and corn prices declined in the quarter and the generated gains on the Fund's short positions. Livestock was a contributor in the quarter. The Fund was short live cattle and lean hogs. As COVID-19 spread in the U.S. triggering lockdowns, demand for meats fell as consumers stayed away from restaurants. As a result, livestock prices declined.

Metals generated gains in the first quarter of 2020. Several base metal prices declined as global economies ground to a near halt due to COVID-19. The Fund was short aluminum and zinc that generated gains. It was long copper that generated modest losses. Within precious metals the Fund was long gold that generated gains but had small losses from its short silver positions.

Energy was a detractor in the first quarter of 2020. Coming into the quarter, the Fund was generally positioned long Brent crude and unleaded RBOB. As global economies slowed, demand for energy started to decline rapidly and the Fund experienced losses from those positions. During the quarter, the Fund reversed those positions and ultimately shorted them and recovered some of the losses. At the same time, the Fund was short natural gas and WTI which generated gains as their prices declined.

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

Interest income for the three months ended March 31, 2021 decreased by $375,354, as compared to the corresponding period in 2020. The decrease in interest income was primarily due to lower assets under management during the three months ended March 31, 2021 as compared to the corresponding period in 2020.

Clearing and transaction fees are based on the number of round turns made in the Master Fund's account. Clearing and transaction fees of the Master Fund for the three months ended March 31, 2021 and 2020 were $9,723 and $33,801. The decrease in clearing and transaction fees for the three months ended March 31, 2021 as compared to the corresponding period in 2020 was a result of a decrease in the number of futures contracts traded in the three months ended March 31, 2021 as compared to the corresponding period in 2020.

Ongoing selling agent fees are calculated as a percentage of the Fund's capital account balance at the Master Fund as of the end of each month and are affected by trading performance, subscriptions and redemptions.

Ongoing selling agent fees of the Fund for the three months ended March 31, 2021 and 2020 were $290,119 and $813,554, respectively. The decrease in selling agent fees in the three months ended March 31, 2021 as compared to the corresponding period in 2020 was due to a decrease in the Fund's average capital account balance at the Master Fund.

Advisory fees are calculated as a percentage of the Fund’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions.

Advisory fees of the Fund for the three months ended March 31, 2021 and 2020 were $123,892 and $347,552, respectively. The calculation of advisory fees for the three months ended March 31, 2021 and 2020 was based on a monthly average net asset value of $33,037,736 and $92,680,642, respectively. The decrease in advisory fees for the three months ended March 31, 2021 as compared to the corresponding period in 2020 was due to a decrease in the average net assets.

Administrative fees are paid to Sydling for administering the business and affairs of the Fund. Sydling pays a portion of the administrative fee to the Administrator. These fees are calculated as a percentage of the Fund’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions.

Administrative fees of the Fund for the three months ended March 31, 2021 and 2020 were $41,297 and $115,851, respectively. The calculation of administrative fees for the three months ended March 31, 2021 and 2020 was based on a monthly average net asset value of $33,037,736 and $92,680,642, respectively. The decrease in administrative fees for the three months ended March 31, 2021 as compared to the corresponding period in 2020 was due to a decrease in the average net assets.

Incentive fees to the Advisor are based on the new trading profits generated by the Advisor, paid at the end of each quarter, as defined in the Trading Advisory Agreement among the Master Fund, the Fund, Sydling and the Advisor. There were no incentive fees earned during the three months ended March 31, 2021 or 2020.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master Fund’s open positions by market category as of March 31, 2021 and December 31, 2020, and the highest, lowest and average value during the three months ended March 31, 2021 and the twelve months ended December 31, 2020. All open position trading risk exposures of the Master Fund have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

As of March 31, 2021, the Master Fund’s total capitalization was $31,727,438, and the Fund owned 100% of the Master Fund. The Fund invests substantially all of its assets in the Master Fund. The Master Fund’s Value at Risk as of March 31, 2021 was as follows:

March 31, 2021

(unaudited)

			Three months ended March 31, 2021 (unaudited)
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$978,437	3.08%	$978,437	$422,278	$655,071
Energy	$190,164	0.60%	$208,483	$98,996	$159,731
Grains	$230,691	0.73%	$384,971	$215,446	$278,697
Index	$361,401	1.14%	$441,331	$321,630	$383,482
Interest Rate Non-U.S.	$506,236	1.60%	$972,100	$495,258	$678,277
Interest Rate U.S.	$463,582	1.46%	$893,045	$463,536	$685,957
Livestock	$140,997	0.44%	$140,997	$53,091	$91,322
Metals	$136,725	0.43%	$175,386	$114,187	$141,247
Softs	$230,579	0.73%	$281,277	$227,276	$251,030
Total	$3,238,812	10.21%

*Average daily Value at Risk.

** Due to rounding

As of December 31, 2020, the Master Fund’s total capitalization was $33,949,966 and the Fund owned 100% of the Master Fund. The Fund invests substantially all of its assets in the Master Fund. The Master Fund’s Value at Risk as of December 31, 2020 was as follows:

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

Sydling’s President and CFO have evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2021 and, based on that evaluation, Sydling’s President and CFO have concluded that, at that date, the Fund’s disclosure controls and procedures were effective.

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

There were no changes in the Fund’s internal control over financial reporting process during the fiscal quarter ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material changes to the discussion set forth under Item 3. “Legal Proceedings” in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. There are no material legal proceedings pending against the Fund and Sydling.

Item 1A.	Risk Factors

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2021, there were no additional subscriptions of Redeemable Units. The Redeemable Units have been issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, Sydling relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used for the trading of commodity interests, including futures and option contracts.

The following chart sets forth the purchases of Redeemable Units by the Fund.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2021 – January 31, 2021	2,580.920	$807.76	N/A	N/A
February 1, 2021 – February 28, 2021	1,421.848	$841.57	N/A	N/A
March 1, 2021 – March 31, 2021	409.446	$847.18	N/A	N/A
Total	4,412.214	$832.17

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

CAVENDISH FUTURES FUND LLC
(Registrant)

By:	Sydling Futures Management LLC

By:	/s/ Jerry Pascucci
Jerry Pascucci
President and Director

Date:	May 17, 2021